Form 10-Q
period 1998-12-31
1ST STATE BANCORP INC
filed 1999-03-29
CIK 1074078

        U.S. SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                ______________________

                      FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from ______ to ______

         Commission File Number: 333-68091

                  1ST STATE BANCORP, INC.
---------------------------------------------------------
(Exact Name of Registrant as Specified in Its Charter)


     VIRGINIA                                56-2130744
-------------------------------          --------------------
(State or Other Jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)          Identification No.)


445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA           27215
---------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's Telephone Number, Including Area Code(336) 227-8861
                                                  --------------


                          N/A
---------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No __X__

     As of March 25, 1999, the issuer had one share of common stock issued and outstanding.

                       CONTENTS

                                                           PAGE
                                                           ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.   Financial Statements

     Consolidated Balance Sheets as of  December 31, 1998
        (unaudited) and September 30, 1998 . . . . . . . . . 1

     Consolidated Statements of Income for the Three
        Months Ended December 31, 1998 and 1997
        (unaudited). . . . . . . . . . . . . . . . . . . . . 2

     Consolidated Statements of Net Worth for the Three
        Months Ended December 31, 1998 and 1997
        (unaudited). . . . . . . . . . . . . . . . . . . . . 3

     Consolidated Statements of Cash Flows for the Three
        Months Ended December 31, 1998 and 1997
        (unaudited). . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Financial Statements. . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . 8

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk. . . . . . . . . . . . . . . . . . . .12


PART II.  OTHER INFORMATION
          -----------------

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . 13

Item 2.   Changes in Securities and Use of Proceeds. . . . 13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . 13

Item 4.   Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . 13

Item 5.   Other Information. . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . 14

                    1ST STATE BANK
                    AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS

      DECEMBER 31, 1998 AND SEPTEMBER 30, 1998


                                                    AT             AT
                                                DECEMBER 31,   SEPTEMBER 30,
                                                   1998           1998
                                               -------------   ------------
                                                (Unaudited)
                  ASSETS

Cash and cash equivalents                      $ 27,224,550    $ 31,077,054
Investment securities:
     Held to maturity (fair value of
       $43,086,954 and $30,415,447
       at December 31, 1998 and
       September 30, 1998, respectively)         42,934,697      30,195,094
     Available for sale (cost of $12,594,833
       and $9,705,529 at December 31, 1998
       and September 30, 1998, respectively)     12,732,832       9,857,780
Loans held for sale, at lower of cost or fair
  value                                           6,185,452       7,539,919
Loans receivable (net of allowance for loan
  losses of $3,278,570 and $3,227,775 at
  December 31, 1998 and September 30, 1998,
  respectively)                                 189,141,955     196,782,275
Federal Home Loan Bank stock, at cost             1,346,500       1,346,500
Premises and equipment                            7,532,575       7,513,347
Accrued interest receivable                       1,741,810       1,807,588
Other assets                                      2,408,946       2,103,659
                                               ------------    ------------
          Total assets                         $291,249,317    $288,223,216
                                               ============    ============

            LIABILITIES AND NET WORTH

Liabilities:
  Deposit accounts                             $237,393,815    $235,693,715
  Advances from Federal Home Loan Bank           20,000,000      20,000,000
  Advance payments by borrowers for property
    taxes and insurance                             441,341         299,939
  Other liabilities                               6,706,788       6,263,957
                                               ------------    ------------
          Total liabilities                     264,541,944     262,257,611
                                               ------------    ------------

Commitments

Net worth:
   Retained income - substantially restricted    26,623,373      25,872,605
   Accumulated other comprehensive income -
     net unrealized gain (loss) on investment
     securities available for sale                   84,000          93,000
                                               ------------    ------------
          Total net worth                        26,707,373      25,965,605
                                               ------------    ------------
          Total liabilities and net worth      $291,249,317    $288,223,216
                                               ============    ============

See accompanying notes to the consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (UNAUDITED)

                                               FOR THE THREE MONTHS ENDED
                                                         DECEMBER 31,
                                               --------------------------
                                                 1998              1997
                                               --------          --------
Interest income:
   Interest and fees on loans                  $4,077,566        $4,270,221
   Interest and dividends on investments          726,492           595,289
   Overnight deposits                             319,685           117,208
                                               ----------        ----------
     Total interest income                      5,123,743         4,982,718
                                               ----------        ----------

Interest expense:
    Deposit accounts                            2,565,154         2,606,228
    Borrowings                                    280,452            14,077
                                               ----------        ----------
     Total interest expense                     2,845,606         2,620,305
                                               ----------        ----------
     Net interest income                        2,278,137         2,362,413

Provision for loan losses                          60,000            60,000
                                               ----------        ----------
     Net interest income after provision
       for loan losses                          2,218,137         2,302,413
                                               ----------        ----------

Other income:
   Loan servicing fees                             25,234            26,848
   Customer service fees                          146,550           134,658
   Commission from sales of annuities and
     mutual funds                                 128,756            96,533
   Mortgage banking income, net                   337,266            82,544
   Other                                           27,425            50,755
                                               ----------        ----------
     Total other income                           665,231           391,338
                                               ----------        ----------
Operating expenses:
   Compensation and related benefits            1,146,909         1,009,516
   Occupancy and equipment                        256,413           233,133
   Deposit insurance premiums                      33,813            35,325
   Other expenses                                 281,465           218,729
                                               ----------        ----------
     Total operating expenses                   1,718,600         1,496,703
                                               ----------        ----------
     Income before income taxes                 1,164,768         1,197,048

Income taxes                                      414,000           439,000
                                               ----------        ----------
     Net income                                $  750,768        $  758,048
                                               ==========        ==========

See accompanying notes to consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF NET WORTH

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (UNAUDITED)

                                                    ACCUMULATED
                                                       OTHER
                                                   COMPREHENSIVE    TOTAL
                                   RETAINED INCOME     INCOME     NET WORTH
                                   --------------- ------------   ---------
Balance at September 30, 1997       $23,351,343       (74,000)    23,277,343
Net income                              758,048            --        758,048
Other comprehensive income -
  unrealized gain (loss) on
  securities available for sale,
  net of taxes of $10,000                    --        15,000         15,000
                                                                  ----------
    Total comprehensive income                                       773,048
                                    -----------      --------     ----------
    Balance at December 31, 1997    $24,109,391       (59,000)    24,050,391
                                    ===========      ========     ==========

Balance at September 30, 1998       $25,872,605        93,000     25,965,605
Net income                              750,768            --        750,768
Other comprehensive income -
  unrealized gain (loss) on
  securities available for sale,
  net of taxes of $5,252                     --        (9,000)        (9,000)
                                                                  ----------
    Total comprehensive income                                       741,768
                                    -----------      --------     ----------
    Balance at December 31, 1998    $26,623,373        84,000     26,707,373
                                    ===========      ========     ==========

See accompanying notes to consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                   --------------------------
                                                     1998              1997
                                                   --------          --------
Cash flows from operating activities:
   Net income                                      $    750,768  $    758,048
   Adjustment to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Provision for loan losses                   $     60,000  $     60,000
       Depreciation                                     125,191        64,354
       Amortization of premiums and discounts, net        8,651       (10,691)
       Loan origination fees and unearned discounts
         deferred, net of current amortization            3,889        21,719
       Net loss on sale of loans                         53,405        18,434
       Proceeds from loans held for sale             19,064,560     4,567,583
       Originations of loans held for sale          (17,763,498)   (4,698,109)
       Increase in other assets                        (300,035)   (1,566,819)
       Decrease in accrued interest receivable           65,778        60,973
       Increase (decrease) in other liabilities         442,831    (1,283,176)
                                                   ------------  ------------
                Net cash provided by (used in)
                  operating activities                2,511,540    (2,007,684)
                                                   ------------  ------------
Cash flows from investing activities:
    Purchases of investment securities held to
      maturity                                      (15,750,000)   (3,996,600)
    Purchases of investment securities available
      for sale                                       (4,000,000)           --
    Proceeds from maturities of investment
      securities available for sale                   1,112,442     7,010,598
    Proceeds from maturities of investment
      securities held to maturity                     3,000,000       172,181
    Net decrease (increase) in loans receivable       7,576,431    (3,763,526)
    Purchases of premises and equipment                (144,419)     (117,537)
                                                   ------------  ------------
                Net cash used in investing
                  activities                         (8,205,546)     (694,884)
                                                   ------------  ------------

                                                                   (Continued)

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                   --------------------------
                                                     1998              1997
                                                   --------          --------
Cash flows from financing activities:
   Net increase in deposits                        $ 1,700,100       $ 1,530,672
   Increase in advance payments by borrowers for
       property taxes and insurance                    141,402           159,116
                                                   -----------       -----------
          Net cash provided by financing
            activities                               1,841,502         1,689,788
                                                   -----------       -----------
          Net decrease in cash and cash
            equivalents                             (3,852,504)       (1,012,780)
Cash and cash equivalents at beginning of period    31,077,054        14,990,413
                                                   -----------       -----------
          Cash and cash equivalents at end
            of period                              $27,224,550       $13,977,633
                                                   ===========       ===========
Payments are shown below for the following:
  Interest                                         $ 2,839,772       $ 2,618,555
                                                   ===========       ===========
  Income Taxes                                     $         0       $   141,000
                                                   ===========       ===========

See accompanying notes to consolidated financial statements.

                    1ST STATE BANK
                    AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998

NOTE 1.   NATURE OF BUSINESS

     1st State Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia for the purpose of becoming the holding company for 1st State Bank (the "Bank) in connection with the Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Immediately upon completion of the Stock Conversion, the Bank intends to convert from a North Carolina-chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), retaining the name 1st State Bank (the "Commercial Bank"), and the Commercial Bank will succeed to all of the assets and liabilities of the Converted Bank. A subscription offering of the Company's common stock commenced on February 19, 1999 and the expiration date for submitting stock order forms was March 16, 1999.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements (except for the statement of financial condition at September 30, 1998, which is derived from the September 30, 1998 audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended December 31, 1998 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Prospectus of the Company, dated February 11, 1999.

     All financial statements of 1st State Bancorp, Inc. have been omitted because 1st State Bancorp, Inc. has not yet issued any stock, has no assets and no liabilities and has not conducted any business other than of an organizational nature. Subsequent to the Stock Conversion the Company will be consolidated with the Bank for financial reporting purposes and thus, the accompanying consolidated financial statements of the Bank will essentially become those of the Company.

NOTE 3.   PLAN OF CONVERSION

     On August 11, 1998, the Board of Directors of the Bank adopted a Plan of Conversion (the "Plan"), which provides for both the Stock Conversion and the Bank Conversion. Pursuant to the Stock Conversion, the Bank will convert from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank, and the Converted Bank will operate as a wholly owned subsidiary of a newly organized holding company formed by the Bank. Upon consummation of the Stock Conversion, the Converted Bank will issue all of its outstanding capital stock to the Company in exchange for a portion of the net proceeds from the sale of the Common Stock in the Stock Conversion. Thereafter, pursuant to the Bank Conversion, the Converted Bank will convert to a North Carolina commercial bank.

     The Conversion is subject to certain conditions, including the prior approval of the Plan at a special meeting of members to be held on March 29, 1999 (the "Special Meeting").

     The portion of the net proceeds from the sale of Common Stock in the Stock Conversion to be distributed to the Converted Bank by the Company will substantially increase the Converted Bank's and the Commercial Bank's capital position, which will in turn increase the amount of funds available for lending and investment and provide greater resources to support the Bank's operations. The holding company structure will provide greater flexibility that the Bank alone would have for diversification of business activities and expansion. Management believes that this increased capital will enable the Converted Bank and the Commercial Bank to compete more effectively with other types of financial services organizations. In addition, the Conversion will enhance the future access of the Company and the Commercial Bank to the capital markets and will afford depositors and others the opportunity to become stockholders of the Company and thereby participate in any future growth of the Commercial Bank.

NOTE 4.   EARNINGS PER SHARE

     Earnings per share for the three month periods ended
December 31, 1998 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during these periods.

NOTE 5.   COMPREHENSIVE INCOME

     On October 1, 1998, the Bank adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and surplus in the equity section of a statement of financial position. In accordance with the provisions of SFAS No. 130, comparative financial statements presented for earlier periods have been reclassified to reflect the provisions of the statement.

     Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources, and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Bank's other comprehensive income for the three months ended December 31, 1998 and 1997 consisted of unrealized gains and losses on certain investment securities. Comprehensive income for the three months ended December 31, 1998 and 1997 amounted to $741,768 and $773,048, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We wish to advise you that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 READINESS DISCLOSURE

     The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

     Our operations, like those of most financial institutions, are substantially dependent upon computer systems for our lending and deposit activities. We are addressing the potential problems associated with the possibility that the computers which control our data processing activities, facilities and networks may not be programmed to read four-digit dates and, upon the arrival of the year 2000, may recognize the two-digit code "00" as the year 1900 rather than 2000. This could cause systems to fail to function or generate erroneous information.

     We formed a Year 2000 Committee early in 1998 with senior representatives from every functional area of our Bank. At the direction of the Board, this Committee is leading our efforts to ensure that we are ready for the Year 2000. Our board of directors has approved 1st State Bank's five phase Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council.

     The first phase, awareness, was intended to provide on-going information to our employees, directors and customers of the impact of the Year 2000 issue. We have conducted Year 2000 training for all directors and employees.

     The second phase, assessment, required us to review all systems that we believe to be potential risks in order to minimize any Year 2000 operating difficulties. This review included all major computer and non-computer based systems, such as vaults, security systems and telephone systems. In April 1998, we converted to a new computer system for processing all loan, deposit and general ledger transactions. In conjunction with this conversion, we purchased and installed new hardware and software throughout 1st State Bank. The hardware and software purchased are Year 2000 compliant or will be with minor modifications or upgrades. The combined cost of this hardware and software was $1.2 million, which was capitalized during the year ended September 30, 1998 in accordance with our capitalization policy. This phase is virtually complete, and we are following up on any remaining issues to complete our thorough assessment.

     We identified one vendor and one system as mission critical. This vendor represents that its system is Year 2000 compliant.

     We have contacted all of our significant commercial borrowers and have determined that they are progressing appropriately with their efforts on Year 2000 issues. We do not believe this poses a significant risk to us at this time. In addition, we take into consideration a commercial loan applicant's Year 2000 preparedness and will reject any application where the applicant's Year 2000 preparedness could hinder its ability to repay the loan.

     The third phase, renovation and/or replacement, includes obtaining vendor certification and/or the necessary upgrades and enhancements to ensure that our existing systems are Year 2000 compliant. We are continuing to follow up with third party
vendors as necessary.   Our mission critical system has been
successfully tested for Year 2000 compliance.

     The fourth phase, testing, is currently underway. The hardware has been successfully tested, and we have begun testing the software. We have received representations from our mission critical third party vendors that they are Year 2000 compliant. Initial testing of mission critical processes is complete. Regression testing has been completed and is being reviewed by the Year 2000 Committee. Testing on nonmission critical processes is underway and should be completed by March 31, 1999.

     The last phase, implementation, will commence in the second quarter of 1999, ending with the first quarter of 2000. We are currently in the process of developing contingency plans for processes that are not Year 2000 compliant. We expect this contingency plan to be ready by March 31, 1999.

     We estimate that the total future cost of Year 2000 compliance, excluding internal staffing costs, will not exceed $10,000. Year 2000 expenses were $5,000 for the three months ended December 31, 1998. This estimate includes the cost of an independent consultant that has been retained to assist us in evaluating our Year 2000 Plan and assist us in testing. We believe that our policies, plans and actions are in compliance with regulatory guidelines and milestone dates.

     Our customers may also experience Year 2000 problems, which could adversely affect their ability to comply with their obligations to us. We have assessed all significant commercial loan customers to determine their Year 2000 readiness. Although Year 2000 readiness varies among our customers, we do not expect that Year 2000 problems will have such a serious impact on our customers as to cause them to suffer material adverse financial consequences.

     We believe that the potential effects on our internal operations from Year 2000 issues can and will be addressed prior to the Year 2000. However, as unforeseen circumstances arise, the Year 2000 issue could disrupt our normal business operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include our not being able to systematically process, in some combination, various types of customer transactions. This could affect our ability to accept deposits or process withdrawals, originate new loans or accept loan payments in the automated manner we currently utilize. Depending upon how long this scenario lasted, this could have a material adverse effect on our operations. Our contingency plan will address alternative methods to enable us to continue to offer basic services to our customers. The costs of our Year 2000 project and our benchmark dates are based on our best estimates, which are based on a number of assumptions including future events. We cannot guarantee that these estimates will be achieved at the cost disclosed or within the time frames indicated.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND
SEPTEMBER 30, 1998

     Total assets increased by $3.0 million, or 1.05% from $288.2 million at September 30, 1998 to $291.2 million at December 31, 1998. Asset growth was funded during the period by an increase of $1.7 million in deposits, as deposits increased from $235.7 million at September 30, 1998 to $237.4 million at December 31, 1998.

     Investment securities, both available for sale and held to maturity, increased a combined total of $15.6 million, or 39.0%, from $40.1 million at September 30, 1998 to $55.7 million at December 31, 1998. During the quarter ended December 31, 1998, we purchased $19.8 million of short-term government agency securities to invest excess liquidity. The increased liquidity resulted from loan sales during the quarter. Cash and cash equivalents decreased $3.9 million, or 12.4%, from $31.1 million at September 30, 1998 to $27.2 million at December 31, 1998.

     Interest rates continued to be low during the quarter, which encouraged borrowers to refinance their mortgage loans into fixed-rate loans. As a result, we originated $17.8 million in loans held for sale during the quarter. We sold $19.1 million of loans held for sale during the quarter. As a result, our loans held for sale decreased $1.4 million, or 18.0%, from $7.5 million at September 30, 1998 to $6.2 million at December 31, 1998. In addition, our loans receivable, net decreased by $7.6 million, or 3.9%, from $196.8 million at September 30, 1998 to $189.1 million at December 31, 1998.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1998 AND 1997

     Net Income. We had $751,000 of net income for the quarter ended December 31, 1998, compared to $758,000 of net income for the quarter ended December 31, 1997, representing a decrease of $7,300, or 1.0%. The principal reason for the decrease was an $84,000 decrease in net interest income. Increases in other income of $274,000 were largely offset by increases of $222,000 in operating expenses.

     Interest Income. Total interest income was $5.1 million for the quarter ended December 31, 1998, as compared to $5.0 million for the quarter ended December 31, 1997, representing an increase of $141,000, or 2.8%. Average interest-earning assets increased by $28.2 million, or 11.6%, from $243.3 million for the quarter ended December 31, 1997 to $271.6 for the quarter ended December 31, 1998. The growth in average interest-earning assets was offset in part by a 64 basis point decrease in average yield on interest-earning assets from 8.19% for the three months ended December 31, 1997 to 7.55% for the three months ended December 31, 1998.

     Interest Expense. Total interest expense was $2.8 million for the quarter ended December 31, 1998, as compared to $2.6 million for the quarter ended December 31, 1997, representing an increase of $225,000, or 8.6%. Average interest-bearing liabilities increased $23.2 million, or 10.3%, from $224.8 million for the quarter ended December 31, 1997 to $248.0 million for the quarter ended December 31, 1998. The cost of funds decreased slightly from 4.66% for the three months ended December 31, 1997 to 4.59% for the same period in 1998.

     Net Interest Income. Despite our increases in net earning assets of $5.0 million, our net interest rate spread decreased from 3.53% to 2.96% and the net interest margin decreased from 3.88% to 3.36%. These decreases reflected our increased level of investment securities and our decreased level of loans. Loans generally carry higher interest rates than investment securities.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for the three months ended December 31, 1998 and 1997.

     Other Income. Other income increased $274,000, or 70.0%, from $391,000 for the quarter ended December 31, 1997 to $665,000 for the quarter ended December 31, 1998. As interest rates continued to remain low, we sold $19.1 million of loans during the quarter to reduce our interest rate risk associated with long-term fixed-rate mortgages. We recognized income of $337,000 from the origination and sale of these loans. This is an increase of $255,000, or 308.6%, from the same quarter in the prior year, when we sold $46 million of loans.

     Operating Expenses. Total operating expenses increased $222,000, or 14.8%, from $1.5 million for the quarter ended December 31, 1997 to $1.7 million for the quarter ended December 31, 1998. Compensation expense increased $137,000, or 13.6%, from $1.0 million for the quarter ended December 31, 1997 to $1.1 million for the quarter ended December 31, 1998.

     Income Tax Expense. Income tax expense was $414,000 for the three months ended December 31, 1998 resulting in an effective rate of 35.5% compared to $439,000 or 36.7% for the same period in 1997.

ASSET QUALITY

     At December 31, 1998, we had approximately $453,000 of loans in nonaccrual status as compared with $263,000 at September 30, 1998 and $417,000 at December 31, 1997. At December 31, 1998 and 1997, we had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We had no loans contractually past due 90 days or more and still accruing at

December 31, 1998 and 1997. The allowance for loan losses was $3,279,000 or 1.70% of outstanding loans at December 31, 1998.
This compares to 1.61% at September 30, 1998 and 1.38% at
December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, we had net worth of $26.7 million, as compared to $26.0 million at September 30, 1998. At December 31, 1998, we had a Tier 1 risk-based capital to risk-weighted assets ratio of 16.8%. At December 31, 1998, we had Tier 1 leverage capital, Tier 1 risk-based capital, and total risk-based capital of $26.6 million, $26.6 million and $28.8 million, respectively. At December 31, 1998, we exceeded all regulatory minimum capital requirements.

     Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, and to a lesser extent, advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.

     The North Carolina Savings Bank Administrator's regulations require savings banks to maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under the North Carolina Savings Bank Administrator's regulations allows the inclusion of investments with readily marketable value, including investments with maturities in excess of five years. Our average liquidity ratio was 24.7% for the three months ended December 31, 1998. We have maintained high liquidity ratios in recent years in anticipation of our conversion to a commercial bank. Commercial banks are subject to higher liquidity requirements than savings banks. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $27.2 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 1998 and 1997, we sold loans totaling $19.1 million and $4.6 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $18.9 million at December 31, 1998.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 1998, we had $3.7 million in commitments to originate new loans, $37.0 million in unfunded commitments to extend credit under existing equity line and commercial lines of credit and $1.0 million in standby letters of credit. At December 31, 1998, certificates of deposit which are scheduled to mature within one year totaled $96.9 million. We believe that a significant portion of such deposits will remain with us. However, some of these deposits may be used to buy stock in the conversion stock offering currently pending.

ACCOUNTING ISSUES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. We adopted SFAS No. 131 in 1998 without any significant impact on our financial statements as the chief operating decision maker reviews the results of operations of 1st State Bank and its subsidiary as a single enterprise.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirment benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 132 in 1998 with no impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133"). SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt SFAS No. 133 in 2000 without impact on our financial statements as we do not have any derivative financial instruments and are not involved in any hedging activities.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed and Securities Related after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities. SFAS No. 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. We plan to adopt SFAS No. 134 in 1999 without any impact on our financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

     Neither our interest rate risk position nor our Asset/Liability position has changed significantly since
September 30, 1998.

              PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     None.

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-
               HOLDERS

     None.

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following exhibit is filed herewith:

     Exhibit 27     Financial Data Schedule


     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                      SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         1ST STATE BANCORP, INC.



Date:  March 26, 1999    /s/ James C. McGill
                         -------------------------------------
                         James C. McGill
                         President and Chief Executive Officer
                         (Principal Executive Officer)



Date:  March 26 , 1999   /s/ A. Christine Baker
                         -------------------------------------
                         A. Christine Baker
                         Treasurer and Secretary
                         (Principal Financial and Accounting
                          Officer)