Form 10-Q
period 1999-03-31
1ST STATE BANCORP INC
filed 1999-05-14
CIK 1074078

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          ________________

                             FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                Commission file number:  0-25859

                    1ST STATE BANCORP, INC.
   ----------------------------------------------------
   (Exact Name of Registrant as Specified in Its Charter)


           VIRGINIA                            56-2130744
-------------------------------           ----------------------
(State or Other Jurisdiction of           (I.R.S. Employer
 Incorporation or Organization)           Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA          27215
----------------------------------------------------------------
(Address of Principal Executive Offices)              (Zip Code)


Registrant' s Telephone Number, Including Area Code
(336) 227-8861
--------------

                               N/A
      ---------------------------------------------------
      Former Name, Former Address and Former Fiscal Year,
                 if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
     As of May 13, 1999, the issuer had 3,163,125 shares of common stock issued and outstanding.

                       CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         --------------------
Item 1.   Financial Statements

     Consolidated Balance Sheets as of  March 31, 1999
         (unaudited) and September 30, 1998. . . . . . . . . . 1

     Consolidated Statements of Income for the Three
          Months  Ended March 31, 1999 and 1998 (unaudited). . 2

     Consolidated Statements of Income for the Six Months
          Ended March 31, 1999 and 1998 (unaudited). . . . . . 3

     Consolidated Statements of Net Worth for the Six
          Months Ended March 31, 1999 and 1998 (unaudited) . . 4

     Consolidated Statements of Cash Flows for the
          Six Months Ended March 31, 1999 and 1998
          (unaudited). . . . . . . . . . . . . . . . . . . . . 5

     Notes to Consolidated Financial Statements. . . . . . . . 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . 9

Item 3.  Quantitative and Qualitative Disclosures About
   Market Risk . . . . . . . . . . . . . . . . . . . . . . . .14


PART II.  OTHER INFORMATION
          -----------------
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .15

Item 2.  Changes in Securities and Use of Proceeds . . . . . .15

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .16

Item 4.  Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . .16

Item 5.  Other Information . . . . . . . . . . . . . . . . . .16

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .17

                    1ST STATE BANK
                    AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS

        MARCH 31, 1999 AND SEPTEMBER 30, 1998

                                                     AT             AT
                                                  MARCH 31,    SEPTEMBER 30,
                                                    1999           1998
                                                 ---------     ------------
                                                (Unaudited)
               ASSETS
Cash and cash equivalents                       $98,415,037      $31,077,054
Investment securities:
  Held to maturity (fair value of
    $49,633,053 and $30,415,447
    at March 31, 1999 and September
    30, 1998, respectively)                     49,932,723        30,195,094
  Available for sale (cost of $12,484,270
    and $9,705,528 at March 31, 1999 and
    September 30, 1998, respectively)           12,502,270         9,857,780
  Loans held for sale, at lower of cost or
    fair value                                  10,092,418         7,539,919
  Loans receivable (net of allowance for
    loan losses of $3,339,509 and $3,227,775
    at March 31, 1999 and September 30, 1998,
    respectively)                              188,576,436       196,782,275
Federal Home Loan Bank stock, at cost            1,346,500         1,346,500
Premises and equipment                           7,492,457         7,513,347
Accrued interest receivable                      2,059,799         1,807,588
Other assets                                     4,677,478         2,103,659
                                              ------------      ------------
          Total assets                        $375,095,118      $288,223,216
                                              ============      ============

          LIABILITIES AND NET WORTH

Liabilities:
  Deposit accounts                            $321,004,862      $235,693,715
  Advances from Federal Home Loan Bank          20,000,000        20,000,000
  Advance payments by borrowers for
    property taxes and insurance                   643,671           299,939
  Other liabilities                              5,945,740         6,263,957
                                              ------------      ------------
          Total liabilities                    347,594,273       262,257,611
                                              ------------      ------------
Commitments

Net worth:
   Retained income - substantially
     restricted                                 27,489,845        25,872,605
   Accumulated other comprehensive income -
     net unrealized gain on investment
     securities available for sale                  11,000            93,000
                                              ------------      ------------
          Total net worth                       27,500,845        25,965,605
                                              ------------      ------------
          Total liabilities and net worth     $375,095,118      $288,223,216
                                              ============      ============

See accompanying notes to the consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)

                                                 FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                   1999              1998
                                                 --------          --------
Interest income:
   Interest and fees on loans                    $3,910,451       $4,261,364
   Interest and dividends on investments            912,252          513,530
   Overnight deposits                               366,796          262,167
                                                 ----------       ----------
     Total interest income                        5,189,499        5,037,061
                                                 ----------       ----------

Interest expense:
    Deposit accounts                              2,439,032        2,559,796
    Borrowings                                      269,499          150,099
                                                 ----------       ----------
     Total interest expense                       2,708,531        2,709,895
                                                 ----------       ----------

     Net interest income                          2,480,968        2,327,166

Provision for loan losses                            60,000           60,000
                                                 ----------       ----------
     Net interest income after provision for
       loan losses                                2,420,968        2,267,166
                                                 ----------       ----------
Other income:
   Loan servicing fees                               26,613           24,880
   Customer service fees                            129,076          135,219
   Commission from sales of annuities and
     mutual funds                                   102,351           99,641
   Real estate operations, net                           --             (762)
   Mortgage banking income, net                      79,634          136,836
   Securities gains, net                                 --           23,556
   Other                                             38,742           66,497
                                                 ----------       ----------
     Total other income                             376,416          485,867
                                                 ----------       ----------
Operating expenses:
   Compensation and related benefits                994,493          976,712
   Occupancy and equipment                          194,645          247,564
   Deposit insurance premiums                        35,654           35,930
   Other expenses                                   253,121          205,598
                                                 ----------       ----------
     Total operating expenses                     1,477,913        1,465,804
                                                 ----------       ----------
     Income before income taxes                   1,319,471        1,287,229

Income taxes                                        453,000          465,000
                                                 ----------       ----------
     Net income                                  $  866,471       $  822,229
                                                 ==========       ==========

See accompanying notes to consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF INCOME

          FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)

                                                 FOR THE SIX MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                   1999              1998
                                                 --------          --------
Interest income:
   Interest and fees on loans                    $ 7,958,710      $ 8,531,751
   Interest and dividends on investments           1,638,745        1,097,949
   Overnight deposits                                686,480          379,375
                                                 -----------      -----------
     Total interest income                        10,283,935       10,009,075
                                                 -----------      -----------
Interest expense:
    Deposit accounts                               5,004,187        5,166,025
    Borrowings                                       549,950          164,175
                                                 -----------      -----------
     Total interest expense                        5,554,137        5,330,200
                                                 -----------      -----------
     Net interest income                           4,729,798        4,678,875

Provision for loan losses                            120,000          120,000
                                                 -----------      -----------
     Net interest income after provision for
       loan losses                                 4,609,798        4,558,875
                                                 -----------      -----------
Other income:
   Loan servicing fees                                51,847           51,729
   Customer service fees                             275,625          280,581
   Commission from sales of annuities and
     mutual funds                                    229,637          190,425
   Real estate operations, net                            --             (762)
   Mortgage banking income, net                      446,207          219,943
   Securities gains, net                                  --           22,991
   Other                                              67,788          123,001
                                                 -----------      -----------
     Total other income                            1,071,104          887,908
                                                 -----------      -----------
Operating expenses:
   Compensation and related benefits               2,141,402        1,986,229
   Occupancy and equipment                           423,685          475,807
   Deposit insurance premiums                         69,467           71,255
   Other expenses                                    562,108          429,216
                                                 -----------      -----------
     Total operating expenses                      3,196,662        2,962,507
                                                 -----------      -----------
     Income before income taxes                    2,484,240        2,484,276

Income taxes                                         867,000          904,000
                                                 -----------      -----------
     Net income                                  $ 1,617,240      $ 1,580,276
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF NET WORTH

          FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)

                                                        ACCUMULATED
                                                           OTHER
                                                       COMPREHENSIVE      TOTAL
                                     RETAINED INCOME       INCOME       NET WORTH
                                     ---------------   -----------    ----------

Balance at September 30, 1997          $23,351,343      (74,000)        23,277,343
Net income                               1,580,276           --          1,580,276
Other comprehensive income -
  unrealized gain (loss) on
  securities available for
  sale, net of taxes of $7,000                  --      (10,000)           (10,000)
                                                                       -----------
    Total comprehensive income                                           1,570,276
                                       -----------      -------        -----------
        Balance at March 31, 1998      $24,931,619      (84,000)        24,847,619
                                       ===========      =======        ===========

Balance at September 30, 1998          $25,872,605       93,000         25,965,605
Net income                               1,617,240           --          1,617,240
Other comprehensive income -
  unrealized gain (loss) on
  securities available for
  sale, net of taxes of $52,000                 --      (82,000)           (82,000)
                                                                       -----------
    Total comprehensive income                                           1,535,240
                                       -----------      -------        -----------
        Balance at March 31, 1999      $27,489,845       11,000         27,500,845
                                       ===========      =======        ===========

See accompanying notes to consolidated financial statements.

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)


                                                 FOR THE SIX MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                   1999              1998
                                                 --------          --------
Cash flows from operating activities:
   Net income                                     $1,617,240      $ 1,580,276
   Adjustment to reconcile net income to net
     cash provided by (used in) operating
     activities:
       Provision for loan losses                     120,000          120,000
       Depreciation                                  201,926          128,905
       Amortization of premiums and discounts,
         net                                           9,688            3,909
       Loan origination fees and unearned
         discounts deferred, net of current
         amortization                                 68,996           55,065
       Net loss on sale of loans                      91,174           94,628
       Proceeds from loans held for sale          26,931,170       15,623,803
       Originations of loans held for sale       (29,574,843)     (16,526,292)
       Increase in other assets                   (2,521,567)        (444,050)
       Decrease (increase) in accrued interest
         receivable                                 (252,211)         103,905
       Decrease in other liabilities                (318,217)        (259,639)
                                                ------------     ------------
              Net cash provided by (used in)
                operating activities              (3,626,644)         480,510
                                                ------------     ------------

Cash flows from investing activities:
    Purchase of Federal home Loan Bank stock              --          (65,300)
    Purchases of investment securities held
      to maturity                                (30,748,750)      (7,001,000)
    Purchases of investment securities
      available for sale                          (4,000,000)              --
    Proceeds from maturities of investment
      securities available for sale                1,222,691        3,213,214
    Proceeds from maturities of investment
      securities held to maturity                 11,000,000       11,000,000
    Net decrease (increase) in loans receivable    8,016,843        2,542,444
    Purchases of premises and equipment             (181,036)        (612,990)
                                                ------------     ------------
              Net cash provided by (used in)
                investing activities             (14,690,252)       9,076,368
                                                ------------     ------------

                                                                   (Continued)

                            1ST STATE BANK
                            AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

              SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                             (UNAUDITED)


                                                 FOR THE SIX MONTHS ENDED
                                                           MARCH 31,
                                                 --------------------------
                                                   1999              1998
                                                 --------          --------
Cash flows from financing activities:
 Net increase in deposits                        $85,311,147      $ 2,502,661
 Advances from the Federal Home Loan Bank                 --       20,000,000
 Increase in advance payments by borrowers for
   property taxes and insurance                      343,732          369,689
                                                 -----------      -----------
          Net cash provided by financing
            activities                            85,654,879       22,872,350
                                                 -----------      -----------
          Net increase in cash and cash
            equivalents                           67,337,983       32,429,228

Cash and cash equivalents at beginning of
  period                                          31,077,054       14,990,413
                                                 -----------      -----------
          Cash and cash equivalents at end of
            period                               $98,415,037      $47,419,641
                                                 ===========      ===========
Payments are shown below for the following:
  Interest                                       $ 5,464,109      $ 5,172,000
                                                 ===========      ===========
  Income taxes                                   $   300,000      $   705,000
                                                 ===========      ===========

See accompanying notes to consolidated financial statements.

                        1ST STATE BANK
                       AND SUBSIDIARY

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998


NOTE 1.   NATURE OF BUSINESS

     1st State Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia for the purpose of becoming the holding company for 1st State Bank (the "Bank) in connection with the Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Immediately upon completion of the Stock Conversion, the Bank intends to convert from a North Carolina-chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), retaining the name 1st State Bank (the "Commercial Bank"), and the Commercial Bank will succeed to all of the assets and liabilities of the Converted Bank. A subscription offering of the Company's common stock commenced on February 19, 1999 and the expiration date for submitting stock order forms was March 16, 1999. The Plan of Conversion was approved by the members at special shareholders' meeting on March 29, 1999. Refer to Note 3.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements (except for the consolidated balance sheet at September 30, 1998, which is derived from the September 30, 1998 audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement on Form S-1 (and the related Prospectus) of the Company, dated February 11, 1999.

     All financial statements of 1st State Bancorp, Inc. have been omitted because as of March 31, 1999, 1st State Bancorp, Inc. has not yet issued any stock, had no assets and no liabilities and had not conducted any business other than of an organizational nature. Subsequent to the Stock Conversion the Company will be consolidated with the Bank for financial reporting purposes and thus, the accompanying consolidated financial statements of the Bank will essentially become those of the Company.

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

     The Conversion was consummated on April 23, 1999.

     The portion of the net proceeds from the sale of Common Stock in the Stock Conversion to be distributed to the Converted Bank by the Company will substantially increase the Converted Bank's and the Commercial Bank's capital position, which will in turn increase the amount of funds available for lending and investment and provide greater resources to support the Bank's operations. The holding company structure will provide greater flexibility than the Bank alone would have for diversification of business activities and expansion. Management believes that this increased capital will enable the Converted Bank and the Commercial Bank to compete more effectively with other types of financial services organizations. In addition, the Conversion will enhance the future access of the Company and the Commercial Bank to the capital markets and will afford depositors and others the opportunity to become stockholders of the Company and thereby participate in any future growth of the Commercial Bank.

NOTE 4.   EARNINGS PER SHARE

     Earnings per share for the three and six month periods ended March 31, 1999 have not been presented in the consolidated statements of income because the Bank had not converted to stock form and the Company had not completed its stock offering at any time during these periods.

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

     Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources, and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Bank's other comprehensive income for the six months ended March 31, 1999 and 1998 consisted of unrealized gains and losses on certain investment securities. Comprehensive income for the six months ended March 31, 1999 and 1998 amounted to $1,535,240 and $1,570,276, respectively.

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

     The second phase, assessment, required us to review all systems that we believe to be potential risks in order to minimize any Year 2000 operating difficulties. This review included all major computer and non-computer based systems, such as vaults, security systems and telephone systems and resulted in us identifying one vendor (Open Solutions, Inc.) and one system (The Complete Banking System) as mission critical.

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

     The third phase, renovation, includes making the necessary enhancements to ensure that our systems are Year 2000 compliant as well as obtaining certification from our vendors that their systems are Year 2000 compliant. As noted above, the hardware and software purchased as part of our system conversion is Year 2000 compliant. We have contacted significant third parties with whom we interface to complete customer transactions. These vendors have advised us that they have completed the renovation phase of their mission critical processes, and that their validation processes are either complete, or substantially complete.

     The fourth phase, validation, involves developing a testing strategy by establishing priorities based on the risks that a data processing failure may have on mission critical operations. Hardware used to operate mission critical processes has been successfully tested. In addition, we have received representations from our mission critical third party vendor that they are Year 2000 compliant. Testing of mission critical software applications has been completed. Regression testing has also been completed and is being reviewed by the Year 2000 Committee. External testing with significant third parties (i.e. Federal Reserve, debit card and ATM processors) is complete at March 31, 1999.

     The fifth and final phase, implementation, will commence in the second quarter of calendar 1999, ending with the first quarter of calendar 2000. We are currently in the process of developing contingency plans for processes that are not Year 2000 compliant. We expected this contingency plan to be ready by March 31, 1999; however, we adjusted the timing of our process based on current regulatory guidance. At March 31, 1999, we have completed developing organizational guidelines and a business impact analysis that identifies those processes, which if disrupted, could have an operational or financial impact on us. We are in the process of preparing individual contingency plans for those processes and expect that critical business continuity plans will be substantially validated by June 30, 1999.

     We estimate that the total future cost of Year 2000 compliance, excluding internal staffing costs, will not exceed $10,000. Year 2000 expenses were $7,500 for the six months ended March 31, 1999. This estimate includes the cost of an independent consultant that has been retained to assist us in evaluating our Year 2000 Plan and assist us in testing. We believe that our policies, plans and actions are in compliance with regulatory guidelines and milestone dates.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND
SEPTEMBER 30, 1998

     Total assets increased by $86.9 million, or 30.2% from $288.2 million at September 30, 1998 to $375.1 million at March 31, 1999. Asset growth was funded during the period by an increase of $85.3 million in deposits, as deposits increased from $235.7 million at September 30, 1998 to $321.0 million at March 31, 1999. The significant increase in assets and deposits were the result of stock subscriptions received during the Bank's stock sale. The Bank's stock was oversubscribed; therefore, the proceeds were invested in overnight funds until refunds were made subsequent to March 31, 1999.

     Investment securities, both available for sale and held to maturity, increased a combined total of $22.4 million, or 55.9%, from $40.1 million at September 30, 1998 to $62.4 million at March 31, 1999. During the six months ended March 31, 1999, we purchased $34.7 million of short-term government agency securities to invest excess liquidity. The increased liquidity resulted from loan sales during the quarter. Cash and cash equivalents increased $67.3 million, or 216.7%, from $31.1 million at September 30, 1998 to $98.4 million at March 31, 1999. The large increase in invested cash came from the Bank's stock subscriptions.

     Interest rates continued to be lower in the six months ended March 31, 1999 than during the previous year, which encouraged borrowers to refinance their mortgage loans into fixed-rate loans. As a result, we originated $29.6 million in loans held for sale during the six months ended March 31, 1999. We sold $26.9 million of loans held for sale during the six months ended March 31, 1999. As a result, our loans held for sale increased $2.6 million, or 33.9%, from $7.5 million at September 30, 1998 to $10.1 million at March 31, 1999. In addition, our loans receivable, net decreased by $8.2 million, or 4.2%, from $196.8 million at September 30, 1998 to $188.6 million at March 31, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 1999 AND 1998

     Net Income. We had $866,000 of net income for the quarter ended March 31, 1999, compared to $822,000 of net income for the quarter ended March 31, 1998, representing a increase of $44,000, or 5.4%. The principal reason for the increase was an increase of $154,000 in net interest income which was partially offset by a decrease in other income of $109,000.

     Interest Income. Total interest income was $5.2 million for the quarter ended March 31, 1999, as compared to $5.0 million for the quarter ended March 31, 1998, representing an increase of $152,000, or 3.0%. Average interest-earning assets increased by $35.0 million, or 14.1%, from $248.7 million for the quarter ended March 31, 1998 to $283.8 for the quarter ended March 31, 1999. The growth in average interest-earning assets was offset in part by a 79 basis point decrease in average yield on interest-earning assets from 8.10% for the three months ended March 31, 1998 to 7.31% for the three months ended March 31, 1999.

     Interest Expense. Total interest expense was $2.7 million for both of the quarters ended March 31, 1999 and 1998.
Average interest-bearing liabilities increased $13.5 million, or 5.8%, from $234.0 million for the quarter ended March 31, 1998 to $247.4 million for the quarter ended March 31, 1999. The cost of funds decreased slightly from 4.63% for the three months ended March 31, 1998 to 4.38% for the same period in 1999.

     Net Interest Income. Despite our increases in net earning assets of $21.6 million, our net interest rate spread decreased from 3.47% to 2.93% and the net interest margin decreased from 3.74% to 3.50%. These decreases reflected our increased level of invested cash and investment securities and our decreased level of loans. Loans generally carry higher interest rates than investment securities. Contributing to the Bank's decreased loan yield were decreases in the Prime rate from 8.50% at September 30, 1998 to 7.75% on November 18, 1998. This is the most common index used for pricing the Bank's commercial and consumer loans.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for the three months ended March 31, 1999 and 1998.

     Other Income. Other income decreased $109,000, or 22.5%, from $486,000 for the quarter ended March 31, 1998 to $376,000 for the quarter ended March 31, 1999. As interest rates continued to remain low, we sold $7.9 million of loans during the quarter to reduce our interest rate risk associated with long-term fixed-rate mortgages. We recognized income of $80,000 from the origination and sale of these loans. This is a decrease of $57,000, or 41.6%, from the same quarter in the prior year, when we sold $11.2 million of loans and recognized $137,000. Net securities gains decreased $24,000 for the quarter ended March 31, 1999.

     Operating Expenses. Total operating expenses were $1.5 million for both of the quarters ended March 31, 1999 and 1998. Occupancy and equipment expenses decreased $53,000, or 21.4% from $248,000 for the quarter ended March 31, 1998 to $195,000 for the quarter ended March 31, 1999. Expenses related to installing the new computer system were the primary reason for the increased expenses in 1998. Other operating expenses increased $48,000, or 23.1% from $206,000 for the quarter ended March 31, 1998 to $253,000 for the quarter ended March 31, 1999. These increased expenses resulted from growth in advertising, postage and office supplies expense.

     Income Tax Expense. Income tax expense was $453,000 for the three months ended March 31, 1999 resulting in an effective rate of 34.3% compared to $465,000 or 36.1% for the same period in 1998. The decrease in the effective tax rate is due to an increase in state tax exempt investment securities during the quarter ended March 31, 1999.

     COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
MARCH 31, 1999 AND 1998

     Net Income. We had $1.6 million of net income for both the six months ended March 31, 1999 and 1998.

     Interest Income. Total interest income was $10.3 million for the six months ended March 31, 1999, as compared to $10.0 million for the six months ended March 31, 1998, representing an increase of $275,000, or 2.7%. Average interest-earning assets increased by $31.2 million, or 12.7%, from $246.0 million for the six months ended March 31, 1998 to $277.2 million for the six months ended March 31, 1999. The growth in average interest-earning assets was offset in part by a 72 basis point decrease in average yield on interest-earning assets from 8.14% for the six months ended March 31, 1998 to 7.42% for the six months ended March 31, 1999.

     Interest Expense. Total interest expense was $5.6 million for the six months ended March 31, 1999, as compared to $5.3 million for the six months ended March 31, 1998, representing an increase of $224,000, or 4.2%. Average interest-bearing liabilities increased $18.3 million, or 8.0%, from $229.4 million for the six months ended March 31, 1998 to $247.7 million for the six months ended March 31, 1999. The cost of funds decreased slightly from 4.65% for the six months ended March 31, 1998 to 4.48% for the same period in 1998.

     Net Interest Income. Despite our increases in net earning assets of $12.9 million, our net interest rate spread decreased from 3.49% to 2.94% and the net interest margin decreased from 3.80% to 3.41%. These decreases reflected our increased level of investment securities and our decreased level of loans as well as lower loan rates. Loans generally carry higher interest rates than investment securities.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for the six months ended March 31, 1999 and 1998.

     Other Income. Other income increased $183,000, or 20.6%, from $888,000 for the six months ended March 31, 1998 to $1.1 million for the six months ended March 31, 1999. As interest rates continued to remain low, we sold $27.0 million of loans during the six months to reduce our interest rate risk associated with long-term fixed-rate mortgages. We recognized income of $446,000 from the origination and sale of these loans. This is an increase of $226,000, or 102.9%, from the same period in the prior year, when we sold $15.7 million of loans and recognized income of $220,000. Net securities gains decreased
$23,000 for the six months ended March 31, 1999.   Other income
decreased $55,000, or 44.9% from $123,000 for the six months ended March 31, 1998 to $68,000 for the six months ended March 31, 1999.

     Operating Expenses. Total operating expenses increased $234,000, or 7.9%, from $3.0 million for the six months ended March 31, 1998 to $3.2 million for the six months ended March 31, 1999. Compensation expense increased $155,000, or 7.8%, from $2.0 million for the six months ended March 31, 1998 to $2.1 million for the six months ended March 31, 1999. This increase resulted from normal salary increases and increases in the number of employees. Occupancy and equipment expenses decreased $52,000, or 11.0% from $476,000 for the quarter ended March 31, 1998 to $424,000 for the quarter ended March 31, 1999. Expenses related to installing the new computer system were the primary reason for the increased expenses in 1998. Other operating expenses increased $133,000, or

31.0% from $429,000 for the quarter ended March 31, 1998 to $562,000 for the quarter ended March 31, 1999. These increased expenses resulted from growth in advertising, postage and office supplies expense. These expenses were necessary in order to provide additional services to our growing customer base.

     Income Tax Expense. Income tax expense was $867,000 for the six months ended March 31, 1999 resulting in an effective rate of 34.9% compared to $904,000 or 36.4% for the same period in 1998. With our increased levels of liquidity, we owned more state tax exempt investments during the six months ended March 31, 1999 which lowered our effective tax rate compared to the same period in 1998.

ASSET QUALITY

     At March 31, 1999, we had approximately $505,000 of loans in nonaccrual status as compared with $263,000 at September 30, 1998 and $344,000 at March 31, 1998. At March 31, 1999 and
1998, we had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We had no loans contractually past due 90 days or more and still accruing at March 31, 1999 and 1998. The allowance for loan losses was $3,340,000 or 1.74% of outstanding loans at March 31, 1999.
This compares to 1.61% at September 30, 1998 and 1.49% at March
31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, we had net worth of $27.5 million, as compared to $26.0 million at September 30, 1998. At March 31, 1999, we had a Tier 1 risk-based capital to risk-weighted assets ratio of 13.8%. At March 31, 1999, we had Tier 1 leverage capital, Tier 1 risk-based capital, and total risk-based capital of $27.3 million, $27.3 million and $29.8 million, respectively. At March 31, 1999, we exceeded all regulatory minimum capital requirements.

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

     The North Carolina Savings Bank Administrator's regulations require savings banks to maintain liquid assets equal to at least 10% of total assets. The computation of liquidity under the North Carolina Savings Bank Administrator's regulations allows the inclusion of investments with readily marketable value, including investments with maturities in excess of five years. Our average liquidity ratio was 28.7% for the three months ended March 31, 1999. We have maintained high liquidity ratios in recent years in anticipation of our conversion to a commercial bank. Commercial banks are subject to higher liquidity requirements than savings banks. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $98.4 million. We have other sources of liquidity should we need additional funds. During the three months ended March 31, 1999 and 1998, we sold loans totaling $7.9 million and $11.2 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $22.6 million at March 31, 1999.

     We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 1999, we had $2.7 million in commitments to originate new loans, $36.9 million in unfunded commitments to extend credit under existing equity line and commercial lines of credit and $708,000 in standby letters of credit. At March 31, 1999, certificates of deposit which are scheduled to mature within one year totaled $96.9 million. We believe that a significant portion of such deposits will remain with us. However, some of these deposits may be used to buy stock in the conversion stock offering currently pending.

ACCOUNTING ISSUES

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public businesses report information about operating segments in the annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement is effective for financial statements for fiscal years beginning after December 15, 1997 and in the initial year of application, comparative information for earlier years is to be restated. We adopted SFAS No. 131 on October 1, 1998 without any significant impact on our financial statements as there are no reportable operating segments as defined by SFAS No. 131.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 standardizes the disclosure requirements of pensions and other postretirment benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. We adopted SFAS No. 132 on October 1, 1998 with no impact on our financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133"). SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt SFAS No. 133 in fiscal 2000 without any impact on our financial statements as we do not have any derivative financial instruments and are not involved in any hedging activities.

     In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed and Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134"). SFAS No. 134 establishes accounting and reporting standards for certain mortgage banking activities. SFAS No. 134 is effective for financial statements for the first fiscal quarter beginning after December 15, 1998. We adopted SFAS No. 134 in the second quarter of fiscal 1999 without any impact on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     Neither our interest rate risk position nor our Asset/Liability position has changed significantly since
September 30, 1998.

              PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On April 23, 1998, we issued a total of 3,163,125 shares of our common stock, including 2,975,625 shares sold to the public and 187,500 issued to a charitable foundation we established. We issued these shares in connection with the conversion of our subsidiary bank, 1st State Bank, from mutual to stock form and then to a commercial bank.

          We are providing the following information with respect to our sale of shares of common stock pursuant to our Registration Statement on Form S-1, Commission File No. 333-68091, declared effective by the Securities and Exchange Commission ("SEC") on February 11, 1999. We commenced the offering on February 19, 1999 and terminated it on March 16, 1999. We retained Trident Securities, Inc. ("Trident Securities"), a broker-dealer registered with the SEC and a member of the National Association of Securities Dealers, Inc., to provide financial and sales assistance in connection with the offering. Trident Securities agreed to use its best efforts to assist us with the sale of the common stock in the offering. Trident Securities was not obligated to take or purchase any shares of common stock in the offering. In the offering, we registered 3,163,125 shares of common stock with an aggregate offering price of $50,610,000, all for our account. On April 23, 1999, we sold a total of 2,975,625 shares of common stock for aggregate cash consideration of $47,610,000 and donated 187,500 shares of common stock to a charitable foundation we established named 1st State Bank Foundation, Inc.

          The following table sets forth expenses we incurred or estimate to have been incurred in connection with the offering. An asterisk indicates that the amount is an estimate. We paid all of these amounts to persons or entities who were not officers, directors or 10% stockholders of the Company or their affiliates or an affiliate of the Company.

Expenses                                           Amount
--------                                           ------
Underwriting discounts and commissions           $  591,069
Finders' fees                                            --
Expenses paid to or for underwriters                 37,309
Other expenses                                      581,469 *
                                                 ----------
               Total expenses                     1,209,847 *

After deducting expenses, the net offering proceeds are estimated to be $46,400,153.

The following table sets forth the purposes for which we used the net offering proceeds and the amount of the net offering proceeds we used for each purpose. An asterisk indicates that the amount is an estimate. We paid all of such amounts to persons or entities who were not officers, directors or 10% stockholders of the Company or their affiliates or an affiliate of the Company.

Use of Proceeds                                Amount
---------------                                ------

1st State Bancorp, Inc. working capital       20,750,757  *
Investment in 1st State Bank                  20,750,757  *
Loan to Employee Stock Ownership Plan          4,898,639
                                             -----------
                                             $46,400,153
                                             ===========

     The uses of proceeds described above do not represent a material change in the use of proceeds described in the prospectus.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  The following exhibit is filed herewith:

         Exhibit 27     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                            SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      1ST STATE BANCORP, INC.


Date:  May 13, 1999   /s/ James C. McGill
                      --------------------------------
                      James C. McGill
                      President and Chief Executive Officer
                      (Principal Executive Officer)


Date:  May 13, 1999   /s/ A. Christine Baker
                      --------------------------------
                      A. Christine Baker
                      Treasurer and Secretary
                      (Principal Financial and Accounting
                       Officer)