Form 10-Q
period 1999-06-30
1ST STATE BANCORP INC
filed 1999-08-16
CIK 1074078

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          ________________

                             FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
     As of July 31, 1999, the issuer had 3,163,125 shares of common stock issued and outstanding.

                       CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         --------------------
Item 1.   Financial Statements

     Consolidated Balance Sheets as of  June 30, 1999
         (unaudited) and September 30, 1998. . . . . . . . . . 1

     Consolidated Statements of Income for the Three
          Months  Ended June 30, 1999 and 1998 (unaudited) . . 1

     Consolidated Statements of Income for the Nine Months
          Ended June 30, 1999 and 1998 (unaudited) . . . . . . 2

     Consolidated Statements of Net Worth for the Nine
          Months Ended June 30, 1999 and 1998 (unaudited)  . . 3

     Consolidated Statements of Cash Flows for the
          Nine Months Ended June 30, 1999 and 1998
          (unaudited). . . . . . . . . . . . . . . . . . . . . 4

     Notes to Consolidated Financial Statements. . . . . . . . 6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . . . . 8

Item 3.  Quantitative and Qualitative Disclosures About
   Market Risk . . . . . . . . . . . . . . . . . . . . . . . .13


PART II.  OTHER INFORMATION
          -----------------
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .14

Item 2.  Changes in Securities and Use of Proceeds . . . . . .14

Item 3.  Defaults Upon Senior Securities . . . . . . . . . . .14

Item 4.  Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . .14

Item 5.  Other Information . . . . . . . . . . . . . . . . . .14

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .15

                    1ST STATE BANK
                    AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS

        JUNE 30, 1999 AND SEPTEMBER 30, 1998

                                                     AT             AT
                                                  JUNE 30,     SEPTEMBER 30,
                                                    1999           1998
                                                 ---------     ------------
                                                (Unaudited)
               ASSETS

Cash and cash equivalents                       $ 15,361,716     $ 31,077,054
Investment securities:
  Held to maturity (fair value of
    $77,814,307 and $30,415,447 at
    June 30, 1999 and September 30,
    1998, respectively)                           79,212,445       30,195,094
  Available for sale (cost of $11,360,578
    and $9,705,528 at June 30, 1999 and
    September 30, 1998, respectively)             11,179,644        9,857,780
Loans held for sale, at lower of cost or
  fair value                                      10,761,410        7,539,919
Loans receivable (net of allowance for loan
  losses of $3,394,766 and $3,227,775 at
  June 30, 1999 and September 30, 1998,
   respectively)                                 189,037,512      196,782,275
Federal Home Loan Bank stock, at cost              1,259,600        1,346,500
Premises and equipment                             7,362,925        7,513,347
Accrued interest receivable                        2,102,440        1,807,588
Other assets                                       5,168,586        2,103,659
                                                ------------     ------------
      Total assets                              $321,446,278     $288,223,216
                                                ============     ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                              $224,751,824     $235,693,715
  Advances from Federal Home Loan Bank            20,000,000       20,000,000
  Advance payments by borrowers for property
    taxes and insurance                              810,138          299,939
  Other liabilities                                5,230,667        6,263,957
                                                ------------     ------------
          Total liabilities                      250,792,629      262,257,611
                                                ------------     ------------
Stockholders' Equity:
  Preferred stock, $0.01 par value, 1,000,000
    shares authorized; none issued                        --               --
  Common stock, $0.01 par value, 7,000,000
    shares authorized; 3,163,125 shares issued
    and outstanding                                   31,631               --
   Additional paid in capital                     49,217,738               --
   Unearned ESOP shares                           (4,566,657)              --
   Deferred compensation                           2,351,365               --
   Treasury stock                                 (2,351,365)              --
   Retained income - substantially restricted     26,079,337       25,872,605
   Accumulated other comprehensive income
     (loss) - net unrealized gain (loss) on
     investment securities available for sale       (108,400)          93,000
                                                ------------     ------------
          Total stockholders' equity              70,653,649       25,965,605
                                                ------------     ------------
          Total liabilities and stockholders'
            equity                              $321,446,278     $288,223,216
                                                ============     ============

See accompanying notes to consolidated financial statements.

               1ST STATE BANCORP, INC.

            CONSOLIDATED STATEMENTS OF INCOME

     FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (UNAUDITED)


                                                 FOR THE THREE MONTHS ENDED
                                                         JUNE 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          ---------
Interest income:
   Interest and fees on loans                    $ 3,990,379       $ 4,173,245
   Interest and dividends on investments           1,085,944           551,675
   Overnight deposits                                392,250           481,761
                                                 -----------       -----------
       Total interest income                       5,468,573         5,206,681
                                                 -----------       -----------

Interest expense:
    Deposit accounts                               2,283,832         2,568,580
    Borrowings                                       272,495           289,035
                                                 -----------       -----------
       Total interest expense                      2,556,327         2,857,615
                                                 -----------       -----------

       Net interest income                         2,912,246         2,349,066

Provision for loan losses                             60,000            60,000
                                                 -----------       -----------

Net interest income after provision for
  loan losses                                      2,852,246         2,289,066
                                                 -----------       -----------
Other income:
   Loan servicing fees                                24,808            18,363
   Customer service fees                             126,005           131,856
   Commission from sales of annuities and
     mutual funds                                     97,842           138,147
   Mortgage banking income (loss), net              (131,273)           71,414
   Other                                              66,285            43,177
                                                 -----------       -----------
       Total other income                            183,667           402,957
                                                 -----------       -----------

Operating expenses:
   Compensation and related benefits               1,242,392         1,018,596
   Occupancy and equipment                           277,719           259,232
   Deposit insurance premiums                         34,877            35,683
   Contributions                                   3,014,205            13,375
   Other expenses                                    265,422           187,952
                                                 -----------       -----------
       Total operating expenses                    4,834,615         1,514,838
                                                 -----------       -----------

       Income (loss) before income taxes          (1,798,702)        1,177,185

       Income tax (benefit)                         (621,000)          417,000
                                                 -----------       -----------
       Net income (loss)                         $(1,177,702)      $   760,185
                                                 ===========       ===========

Earnings (loss) per share:
   Basic                                              $(0.48)               --
   Diluted                                             (0.48)               --

See accompanying notes to consolidated financial statements.

               1ST STATE BANCORP, INC.

            CONSOLIDATED STATEMENTS OF INCOME

     FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                      (UNAUDITED)

                                                 FOR THE NINE MONTHS ENDED
                                                         JUNE 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          ---------
Interest income:
   Interest and fees on loans                     $11,949,089      $12,704,996
   Interest and dividends on investments            2,724,689        1,649,624
   Overnight deposits                               1,078,730          861,136
                                                  -----------      -----------
       Total interest income                       15,752,508       15,215,756
                                                  -----------      -----------

Interest expense:
    Deposit accounts                                7,288,019        7,734,604
    Borrowings                                        822,445          453,210
                                                  -----------      -----------
       Total interest expense                       8,110,464        8,187,814
                                                  -----------      -----------

       Net interest income                          7,642,044        7,027,942

Provision for loan losses                             180,000          180,000
                                                  -----------      -----------

       Net interest income after provision for
         loan losses                                7,462,044        6,847,942
                                                  -----------      -----------
Other income:
   Loan servicing fees                                 76,655           70,092
   Customer service fees                              401,630          412,437
   Commission from sales of annuities and
     mutual funds                                     327,479          328,572
   Real estate operations, net                             --             (762)
   Mortgage banking income, net                       314,934          291,357
   Securities gains, net                                   --           22,991
   Other                                              134,073          166,177
                                                  -----------      -----------
       Total other income                           1,254,771        1,290,864
                                                  -----------      -----------
Operating expenses:
   Compensation and related benefits                3,383,794        3,004,825
   Occupancy and equipment                            701,404          735,039
   Deposit insurance premiums                         104,344          106,938
   Contributions                                    3,033,196           20,771
   Other expenses                                     808,539          609,772
                                                  -----------      -----------
       Total operating expenses                     8,031,277        4,477,345
                                                  -----------      -----------
       Income before income taxes                     685,538        3,661,461

Income taxes                                          246,000        1,321,000
                                                  -----------      -----------
     Net income                                   $   439,538      $ 2,340,461
                                                  ===========      ===========
Earnings (loss) per share:
   Basic                                               $(0.48)              --
   Diluted                                              (0.48)              --

  See accompanying notes to consolidated financial statements.

                      1ST STATE BANCORP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                          (UNAUDITED)



                                                 FOR THE NINE MONTHS ENDED
                                                         JUNE 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          ---------
Cash flows from operating activities:
   Net income                                    $    439,538        2,340,461
   Adjustment to reconcile net income to net
       cash provided by (used in) operating
       activities:
           Provision for loan losses                  180,000          180,000
           Depreciation                               349,827          215,717
           Amortization of premiums and
            discounts, net                             32,664           10,599
           Contribution of shares to Foundation     3,000,000               --
           Release of ESOP shares                     333,990               --
           Loan origination fees and unearned
             discounts deferred, net of
             current amortization                      85,925           55,172
           Net loss on sale of loans                  427,120          145,020
           Proceeds from loans held for sale       34,604,174       20,151,385
           Originations of loans held for sale    (38,252,785)     (19,748,991)
           Increase in other assets                (2,979,028)        (297,090)
           Increase in accrued interest
             receivable                              (294,852)        (180,963)
           Decrease in other liabilities           (1,266,096)      (1,910,622)
                                                 ------------       ----------
                 Net cash provided by (used in)
                   operating activities            (3,339,523)         960,688
                                                 ------------       ----------

Cash flows from investing activities:
    Purchase of Federal Home Loan Bank stock               --          (65,300)
    Proceeds from sales of Federal Home Loan
      Bank stock                                       86,900               --
    Purchases of investment securities held to
       maturity                                   (63,680,540)     (22,389,414)
    Purchases of investment securities available
       for sale                                    (4,000,000)      (1,000,000)
    Proceeds from maturities of investment
       securities available for sale                2,345,049        3,319,412
    Proceeds from maturities of investment
       securities held to maturity                 14,676,313       18,031,276
    Net decrease (increase) in loans receivable     7,478,838       (2,406,798)
    Purchases of premises and equipment              (199,405)        (887,990)
                                                ------------       -----------

                 Net cash provided by (used in)
                   investing activities          (43,292,845)       (5,398,814)
                                                ------------       -----------

                                                                      (Continued)

                      1ST STATE BANCORP, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

             NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                          (UNAUDITED)



                                                 FOR THE NINE MONTHS ENDED
                                                         JUNE 30,
                                                 ---------------------------
                                                   1999              1998
                                                 --------          ---------
Cash flows from financing activities:
 Net increase (decrease) in deposits             $(10,941,891)     $ 1,146,085
 Advances from the Federal Home Loan Bank                  --       20,000,000
 Increase in advance payments by borrowers for
   property taxes and insurance                       510,199          546,607
Net proceeds from sale of common stock             46,247,361               --
Purchase of stock for ESOP                         (4,898,639)              --
                                                 ------------      -----------
       Net cash provided by financing activities  (30,917,030)      21,692,692
                                                 ------------      -----------

       Net increase in cash and cash equivalents  (15,715,338)      17,254,566

Cash and cash equivalents at beginning of period   31,077,054       14,990,413
                                                 ------------      -----------
       Cash and cash equivalents at end of
         period                                  $ 15,361,716      $32,244,979
                                                 ============      ===========
Payments are shown below for the following:

  Interest                                       $  8,103,571      $ 7,958,858
                                                 ============      ===========
  Income taxes                                   $    303,000      $ 1,871,000
                                                 ============      ===========

Noncash investing and financing activities:

Unrealized gains (losses) on investment
  securities available for sale                  $   (201,400)     $  (102,000)
                                                 ============      ===========
Dividends declared and payable                   $    232,806      $        --
                                                 ============      ===========

See accompanying notes to consolidated financial statements.

                 1ST STATE BANCORP, INC.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

NOTE 1.  NATURE OF BUSINESS

     1st State Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia for the purpose of becoming the holding company for 1st State Bank (the "Bank") in connection with the Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Upon completion of the Stock Conversion, the Bank converted from a North Carolina-chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), retaining the name 1st State Bank (the "Commercial Bank"), and the Commercial Bank succeeded to all of the assets and liabilities of the Converted Bank. The Stock Conversion and the Bank Conversion were consummated on April 23, 1999. The Company issued 3,163,125 shares of its common stock, par value $0.01 per share, for $16.00 per share. After deducting issuance costs of approximately $1,637,000, and excluding proceeds on 187,500 shares donated at the time of the Stock Conversion to the 1st State Bank Foundation, Inc. (the "Foundation"), the Stock Conversion resulted in net proceeds of $ 46,247,361. Included in this amount are proceeds received from withdrawals from deposit accounts that were used to acquire stock in the Stock Conversion. The common stock of the Company began trading on the Nasdaq National Market System under the symbol "FSBC" on April 26, 1999.

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

     The results of operations for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registration Statement on Form S-1 (and the related Prospectus) of the Company, dated February 11, 1999.

     The financial statements of the Company are presented on a consolidated basis with those of the Bank, although, the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations prior to April 23, 1999. Therefore, although certain financial statements presented in this From 10-Q include periods prior to June 30, 1999, such statements include only the accounts and operations of the Bank for periods prior to April 23,1999.

NOTE 3.  EARNINGS  PER SHARE

     The Company's earnings per share for the periods ended June 30, 1999 are comprised solely of net income for the post-conversion period. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.
                              6

     The net loss for the post conversion period that was used in the computation of earnings (loss) per share was
$(1,398,783).   This loss includes the after tax cost of
$1,980,000 related to donating 187,500 shares of the Company's common stock to the Foundation as part of the Stock Conversion. This charge represents a loss per share of $(0.68). Excluding this charge, earnings per share would have been $0.20.

     The following table presents the components of basic and diluted weighted average shares outstanding used in the computation of earnings per share:

Weighted average shares outstanding            3,163,125

Less: Unallocated ESOP shares                    244,338

Basic and diluted weighted average shares
  outstanding                                  2,918,787

     The Company had no potential common stock for the periods presented.

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an ESOP whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion were purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,898,639. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended June 30, 1999, 17,253 shares of stock were committed to be released and approximately $332,000 in compensation expense was recognized.

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

     Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources, and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Bank's other comprehensive income for the nine months ended June 30, 1999 and 1998 consisted of unrealized gains and losses on certain investment securities available for sale. Comprehensive income for the nine months ended June 30, 1999 and 1998 amounted to $238,138 and $2,238,461, respectively.

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

     We formed a Year 2000 Committee early in 1998 with senior representatives from every functional area of our Bank. At the direction of the Board, this Committee is leading our efforts to ensure that we are ready for the Year 2000. Our board of directors has approved 1st State Bancorp, Inc.'s five phase Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council.

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

     In April 1998, we converted to a new computer system for processing all loan, deposit and general ledger transactions.
In conjunction with this conversion, we purchased and installed new hardware and software throughout 1st State Bancorp, Inc.
The hardware and software purchased are Year 2000 compliant or will be with minor modifications or upgrades. The combined cost of this hardware and software was $1.2 million, which was capitalized during the year ended September 30, 1998 in accordance with our capitalization policy. This phase is virtually complete.

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

     The fourth phase, validation, involves developing a testing strategy by establishing priorities based on the risks that a data processing failure may have on mission critical operations. Hardware used to operate mission critical processes has been successfully tested. In addition, we have received representations from our mission critical third party vendor that they are Year 2000 compliant. Testing of mission critical software applications and external testing with significant third parties has been completed.

     The fifth and final phase, implementation, began in the second quarter of calendar 1999 and will be completed in the first quarter of calendar 2000. In accordance with regulatory guidelines at June 30, 1999, we have developed a business resumption contingency plan and designed a method of plan validation. We expect to have validated the plan by September 30, 1999.

     We estimate that the total future cost of Year 2000 compliance, excluding internal staffing costs, will not exceed $10,000. Year 2000 expenses were $7,500 for the nine months ended June 30, 1999. This estimate includes the cost of an independent consultant that has been retained to assist us in evaluating our Year 2000 Plan and assist us in testing. We believe that our policies, plans and actions are in compliance with regulatory guidelines and milestone dates.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND SEPTEMBER
30, 1998

     Total assets increased by $33.2 million, or 11.5% from $288.2 million at September 30, 1998 to $321.4 million at June 30, 1999. Asset growth was funded during the period by the $41.4 million of net proceeds from the sale and issuance of common stock. During this same time period, deposits decreased $10.9 million or 4.6% from $235.7 million at September 30, 1998 to $224.8 million at June 30, 1999 as some customers used their deposits to fund their purchase of stock.

     Investment securities, both available for sale and held to maturity, increased a combined total of $50.3 million, or 125.7%, from $40.1 million at September 30, 1998 to $90.4 million at June 30, 1999. During the nine months ended June 30, 1999, we purchased $67.6 million of short-term government agency securities to invest the stock proceeds and excess overnight funds. Cash and cash equivalents decreased $15.7 million, or 50.6%, from $31.1 million at September 30, 1998 to $15.4 million at June 30, 1999.

     During the first and second quarters of fiscal 1999, long-term interest rates continued to be at levels which encouraged borrowers to refinance their mortgage loans. As a result, we originated $38.3 million in loans held for sale during the nine months ended June 30, 1999. We sold $35.0 million of loans held for sale during the nine months ended June 30, 1999. As a result, our loans held for sale increased $3.2 million, or 42.7%, from $7.5 million at September 30, 1998 to $10.8 million at June 30, 1999. In addition, our loans receivable, net decreased by $7.8 million, or 3.9%, from $196.8 million at September 30, 1998 to $189.0 million at June 30, 1999. During the nine months ended June 30, 1999, we had many loan customers refinance their existing loans into fixed rate mortgage loans which were sold to minimize the Bank's exposure to interest rate risk.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE
30, 1999 AND 1998

     Net Income. We recorded a net loss of $1.2 million for the quarter ended June 30, 1999, compared to net income of $760,000 for the quarter ended June 30, 1998, representing a decrease of $1.9 million, or 254.9%. The principal reason for the decrease was the Bank's contribution of $3.0 million to fund the 1st State Bancorp, Inc. Foundation, Inc. The Bank recognized a net tax benefit of $1.0 million on this contribution for a net charge to earnings of $2.0 million. Earnings of $802,000 would have been reported for the three months ended June 30, 1999 excluding the effect of the one time charges associated with the establishment of the Foundation.

     Interest Income. Total interest income was $5.5 million for the quarter ended June 30, 1999, as compared to $5.2 million for the quarter ended June 30, 1998, representing an increase of $262,000, or 5.0%. Average interest-earning assets increased by $39.1 million, or 14.7%, from $265.5 million for the quarter ended June 30, 1998 to $304.6 for the quarter ended June 30, 1999. The growth in average interest-earning assets was offset in part by a 66 basis point decrease in average yield on interest-earning assets from 7.84% for the three months ended June 30, 1998 to 7.18% for the three months ended June 30, 1999.

     Interest Expense. Total interest expense was $2.6 million for the quarter ended June 30, 1999, as compared to $2.9 million for the quarter ended June 30, 1998, representing a decrease of $301,000, or 10.5%. Average interest-bearing liabilities increased $5.4 million, or 2.2%, from $245.4 million for the quarter ended June 30, 1998 to $250.8 million for the quarter ended June 30, 1999. The cost of funds decreased from 4.66% for the three months ended June 30, 1998 to 4.08% for the same period in 1999.

     Net Interest Income. Net earning assets increased by $33.7 million while our net interest rate spread decreased from 3.18% to 3.10% and the net interest margin increased from 3.54% to 3.82%. The decrease in net spread resulted from our increased level of investment securities and lower interest rates. The increase in net earning assets and net interest margin resulted from the net proceeds from the sale of stock.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for the three months ended June 30, 1999 and 1998.

     Other Income. Other income decreased $219,000, or 54.4%, from $403,000 for the quarter ended June 30, 1998 to $184,000 for the quarter ended June 30, 1999. Mortgage banking income, net decreased $203,000, or 283.8%, from $71,000 for the quarter ended June 30, 1998 to a loss of $131,000 or the quarter ended
June 30, 1999.   During the quarter ended June 30, 1999, we sold
fixed-rate mortgage loans of $8.1 million and recognized $95,000 from the origination and sale of these loans. Long-term interest rates increased during the quarter which caused the fair market value of the $10.8 million of loans held for sale to decline below cost. We charged earnings with a loss of $226,000, which offset the earnings on the loans sold and resulted in a net loss of $131,000 for the quarter ended June 30, 1999. During the quarter ended June 30, 1998, we sold fixed-rate mortgage loans of $4.6 million and recognized income of $71,000 from the origination and sale of these loans.

     Operating Expenses. Total operating expenses increased $3.3 million, or 219.2% from $1.5 million for the quarter ended June 30, 1998 to $4.8 million for the quarter ended June 30, 1999. The largest increase was the $3.0 million increase in charitable contribution expense to fund the Foundation. Contributions increased from $13,000 for the quarter ended June 30, 1999 to $3.0 million for the quarter ended June 30, 1999. Compensation and related benefits expense increased $224,000, or 22.0% from $1.0 million for the quarter ended June 30, 1998 to $1.2 million for the quarter ended June 30, 1999. Included in compensation expense for the quarter ended June 30, 1999 was $332,000 related to the newly
implemented ESOP.   Other operating expenses increased $77,000,
or 41.2% from $188,000 for the quarter ended June 30, 1998 to $265,000 for the quarter ended June 30, 1999. These increased expenses resulted primarily from an increase in professional services expenses related to being a public company.

     Income Tax Expense.  We recognized a net tax benefit of
$621,000 for the quarter ended June 30, 1999. This represents an
effective tax benefit of 34.5%.   Income tax expense was
$417,000 for the three months ended June 30, 1998 resulting in an effective rate of 35.4%.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE
30, 1999 AND 1998

     Net Income. We recorded net income of $440,000 for the nine months ended June 30, 1999, a decrease of $1.9 million from the net income of $2.3 million which was recorded for the nine months ended June 30, 1999. The after tax cost of funding the Foundation was $2.0 million which accounts for the decrease. Excluding the net effect of the Foundation contribution less the associated tax benefit, the net income for the first nine months of 1999 would have been $2.4 million.

     Interest Income. Total interest income was $15.8 million for the nine months ended June 30, 1999, as compared to $15.2 million for the nine months ended June 30, 1998, representing an increase of $537,000, or 3.5%. Average interest-earning assets increased by $31.6 million, or 12.4%, from $255.2 million for the nine months ended June 30, 1998 to $286.8 million for the nine months ended June 30, 1999. The growth in average interest-earning assets was offset in part by a 63 basis point decrease in average yield on interest-earning assets from 7.95% for the nine months ended June 30, 1998 to 7.32% for the nine months ended June 30, 1999.

     Interest Expense. Total interest expense was $8.1 million for the nine months ended June 30, 1999, as compared to $8.2 million for the nine months ended June 30, 1998, representing a decrease of $77,000, or 1.0%. Average interest-bearing liabilities increased $18.9 million, or 8.1%, from $234.8 million for the nine months ended June 30, 1998 to $253.7 million for the nine months ended June 30, 1999. The cost of funds decreased from 4.65% for the nine months ended June 30, 1998 to 4.26% for the same period in 1999.

     Net Interest Income. Despite our increases in net earning assets of $12.7 million, our net interest rate spread decreased from 3.30% to 3.06% and the net interest margin decreased from 3.67% to 3.55%. These decreases reflected our increased level of investment securities and overnight investments as well as lower interest rates on loans and investments.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for the nine months ended June 30, 1999 and 1998.

     Other Income. Other income was $1.3 million for each of the nine months ended June 30, 1999 and 1998 with no significant changes in any of the various components.

     Operating Expenses. Total operating expenses increased $3.6 million, or 79.4%, from $4.5 million for the nine months ended June 30, 1998 to $8.0 million for the nine months ended June 30, 1999. Charitable contributions increased $3.0 million from $21,000 for the nine months ended June 30, 1998 to $3.0 million for the nine months ended June 30, 1999. This increase resulted from the $3.0 million that was donated to the Foundation that was established as a part of the stock conversion. Compensation expense increased $379,000, or 12.6%, from $3.0 million for the nine months ended June 30, 1998 to $3.4 million for the nine months ended June 30, 1999. This increase resulted from the additional ESOP expense incurred during the quarter ended June 30, 1999. Other operating expenses increased $199,000, or 32.6% from $610,000 for the quarter ended June 30, 1998 to $809,000 for the quarter ended June 30, 1999. These increased expenses resulted from growth in legal, accounting, postage and office supplies expense. These expenses were necessary in order to operate as a public company and to provide additional services to our growing customer base.

     Income Tax Expense. Income tax expense was $246,000 for the nine months ended June 30, 1999 resulting in an effective rate of 35.9% compared to $1.3 million or 36.1% for the same period in 1998. With our increased levels of liquidity, we owned more state tax exempt investments during the nine months ended June 30, 1999 which lowered our effective tax rate compared to the same period in 1998.

ASSET QUALITY

     June 30, 1999, we had approximately $480,000 of loans in nonaccrual status as compared with $263,000 at September 30, 1998 and $637,000 at June 30, 1998. At June 30, 1999 and 1998,
we had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We had no loans contractually past due 90 days or more and still accruing at June 30, 1999 and 1998. The allowance for loan losses was $3,395,000 or 1.77% of outstanding loans at June 30, 1999. This compares to 1.61% at September 30, 1998 and 1.45% at June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 1999, the Bank's liquidity ratio exceeded such requirements.
Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $15.4 million. We have other sources of liquidity should we need additional funds. During the three months ended June 30, 1999 and 1998, we sold loans totaling $8.1 million and $4.6 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $22.2 million at June 30, 1999.

     We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 1999, we had $3.6 million in commitments to originate new loans, $53.4 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $581,000 in standby letters of credit. At June 30, 1999, certificates of deposit which are scheduled to mature within one year totaled $96.3 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%.
The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 1999. At June 30, 1999, the Bank was well capitalized.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS NO. 133"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We plan to adopt SFAS No. 133 in fiscal 2001 without any impact on our financial statements as we do not have any derivative financial instruments and are not involved in any hedging activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     The Company monitors whether material changes in market risk have occurred since September 30, 1998 The Company does not believe that any material adverse changes in market risk exposures occurred during the nine months ended June 30, 1999.

                PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following exhibit is filed herewith:

Exhibit 27     Financial Data Schedule

(b)  On June 29, 1999, we filed a form 8-K report under Item 5.

     The Board of Directors established a policy for the payment of quarterly cash dividends on June 15,1999.

                            SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      1ST STATE BANCORP, INC.


Date: August 11, 1999 /s/ James C. McGill
                      --------------------------------
                      James C. McGill
                      President and Chief Executive Officer
                      (Principal Executive Officer)


Date: August 11, 1999 /s/ A. Christine Baker
                      --------------------------------
                      A. Christine Baker
                      Treasurer and Secretary
                      (Principal Financial and Accounting
                       Officer)