Form 10-K405
period 1999-09-30
1ST STATE BANCORP INC
filed 1999-12-23
CIK 1074078

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             --------------------
                                   FORM 10-K
     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999

                                      OR

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         Commission File No.  0-22219

                            1ST STATE BANCORP, INC.
         --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Virginia                                56-2130744
  -------------------------------                 -------------------
  (State or other jurisdiction of                  (I.R.S. employer
  incorporation or organization)                  identification no.)


445 S. Main Street, Burlington, North Carolina             27215
----------------------------------------------        --------------
   (Address of principal executive offices)              (Zip Code)


      Registrant's telephone number, including area code: (336) 227-8861

          Securities registered pursuant to Section 12(b) of the Act:
                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                  -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 10, 1999, the aggregate market value of the 2,188,720 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $43.8 million based on the closing sale price of $20.00 per share of the registrant's Common Stock as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 10, 1999: 3,163,125.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

       1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1999. (Parts I, II and IV)
       2. Portions of Proxy Statement for 2000 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business
-----------------

General

     References in this document to the "Bank," "we," "us," and "our" refer to 1st State Bank. Where appropriate, "us" or "our" refers collectively to 1st State Bancorp, Inc. and 1st State Bank. References in this document to the "Company" refer to 1st State Bancorp, Inc. As a result, portions of this discussion as of dates and for periods prior to April 23, 1999 relate to the financial condition and results of operations of 1st State Bank.

     1st State Bancorp, Inc. We organized 1st State Bancorp in November 1998 to be the holding company for 1st State Bank, following its conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company of 1st State Bank following its conversion from a North Carolina-chartered savings bank to a North Carolina commercial bank (the "Bank Conversion"). 1st State Bancorp is primarily engaged in the business of directing, planning and coordinating the business activities of 1st State Bank. In the future, 1st State Bancorp may conduct operations or acquire or organize other operating subsidiaries, including other financial institutions, though we have no current plans in this regard. Currently, 1st State Bancorp does not maintain offices separate from those of 1st State Bank nor employ any persons other than its officers who are not separately compensated for their service.

     1st State Bank. Founded in 1914, 1st State Bank is a community and customer oriented North Carolina-chartered commercial bank headquartered in Burlington, North Carolina. We have six full service offices located in north central North Carolina on the Interstate 85 corridor between the Piedmont Triad and Research Triangle. We conduct most of our business in Alamance County, North Carolina.

     Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by single-family residential and commercial real estate, secured and unsecured commercial loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of the interest we pay on deposits and borrowed funds. We also earn income from miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds.

Market Area

     We conduct most of our business in Alamance County in north central North Carolina, located on the Interstate 85 corridor between the Piedmont Triad and Research Triangle. Historically, the Alamance County economy has been heavily dependent on the textile industry. During the past 20 years, the economy has diversified to some extent, with increasing employment in the areas of insurance, banking, manufacturing and services. Major employers in the area include LabCorp, Burlington Industries, Alamance County Schools, Glenraven Mills and Alamance Health Services. Nevertheless, the economy in Alamance County continues to be heavily dependent on the textile industry.

Lending Activities

     Loan Portfolio Composition. At September 30, 1999, our gross loan portfolio totaled $206.2 million and represented 61.9% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 1999, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report.



                                                                           At September 30,
                                 ----------------------------------------------------------------------------------------------
                                        1999                1998               1997                1996               1995
                                 ----------------    ----------------    ----------------   ----------------   ----------------
                                 Amount        %     Amount        %     Amount        %    Amount        %    Amount        %
                                 ------       ---    ------       ---    --------     ---   ------       ---   --------     ---
                                                                        (Dollars in thousands)
Real estate loans:
  Single-family residential....  $ 90,883   44.06%   $100,891   48.84%   $108,400   53.76%  $100,247   55.70%  $ 98,660   55.78%
  Commercial...................    40,816   19.79      38,763   18.76      34,333   17.02     35,302   19.62     35,774   20.23
  Home equity..................    18,888    9.16      16,877    8.17      18,141    8.99     15,872    8.82     16,409    9.28
  Construction.................    16,496    8.00      18,572    8.99      12,582    6.24      7,838    4.36      7,084    4.01
                                 --------  ------    --------  ------    --------  ------   --------  ------   --------  ------
      Total real estate........   167,083   81.01     175,103   84.76     173,456   86.01    159,259   88.50    157,927   89.30
Commercial.....................    32,502   15.76      25,190   12.19      22,870   11.34     16,989    9.44     15,072    8.52
Consumer.......................     6,658    3.23       6,310    3.05       5,354    2.65      3,706    2.06      3,847    2.18
                                 --------  ------    --------  ------    --------  ------   --------  ------   --------  ------
                                  206,243  100.00%    206,603  100.00%    201,680  100.00%   179,954  100.00%   176,846  100.00%
                                 ========  ======    ========  ======    ========  ======   ========  ======   ========  ======

Less:
  Loans in process.............    (7,289)             (6,446)             (1,660)            (3,515)            (3,457)
  Deferred fees and discounts..      (208)               (147)               (144)               (94)               (73)
  Allowance for loan losses....    (3,454)             (3,228)             (2,754)            (2,496)            (2,223)
                                 --------            --------            --------           --------           --------
    Total......................  $195,292            $196,782            $197,122           $173,849           $171,093
                                 ========            ========            ========           ========           ========


     Loan Maturity Schedule. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.



                          Due During           Through            Due After
                       the Year Ending      5 Years After       5 Years After
                      September 30, 2000  September 30, 1999  September 30, 1999     Total
                      ------------------  ------------------  ------------------    --------
                                            (In thousands)
Real estate loans:
  Single-family.....          $    2,858         $    10,320         $    77,705    $    90,883
  Commercial........               3,744              15,008              22,064         40,816
  Home equity.......                 415                 495              17,978         18,888
  Construction......               5,144               4,038                  25          9,207
Commercial..........              16,094              13,503               2,905         32,502
Consumer............               1,772               4,517                 369          6,658
                              ----------         -----------         -----------    -----------
       Total........          $   30,027         $    47,881         $   121,046    $   198,954
                              ==========         ===========         ===========    ===========

     The following table sets forth at September 30, 1999, the dollar amount of all loans due one year or more after September 30, 1999 which have predetermined interest rates and have floating or adjustable interest rates.

                               Predetermined     Floating or
                                   Rate       Adjustable Rates     Total
                               -------------  ----------------  -----------
                                                (In thousands)

Real estate loans:
  Single-family residential..     $   53,519        $   34,506   $   88,025
  Commercial.................         10,845            26,227       37,072
  Home equity................          6,282            12,191       18,473
  Construction...............             --             4,063        4,063
Commercial...................          3,134            13,274       16,408
Consumer.....................          4,759               127        4,886
                                  ----------        ----------   ----------
    Total....................     $   78,539        $   90,388   $  168,927
                                  ==========        ==========   ==========

     Scheduled contractual principal repayments of loans do not reflect the actual life of the loans. The average life of loans can be substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.

     Originations, Purchases and Sales of Loans. We generally have authority to originate and purchase loans secured by real estate located throughout the United States. Consistent with our emphasis on being a community-oriented financial institution, we concentrate our lending activities in Alamance County.

     The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                   Year Ended September 30,
                                 ---------------------------
                                   1999      1998     1997
                                 --------  --------  -------
                                       (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential..  $ 54,309  $ 44,118  $27,731
    Commercial.................     9,358     9,437    5,446
    Home equity................    12,088     7,351    6,340
    Construction...............    12,039    19,158   17,082
                                 --------  --------  -------
     Total real estate loans...    87,794    80,064   56,599
  Commercial...................    19,291    18,982   15,835
  Consumer.....................     6,744     6,361    6,801
                                 --------  --------  -------
       Total loans originated..  $113,829  $105,407  $79,235
                                 ========  ========  =======

Loans purchased:
  Real estate loans............  $    270  $    135  $    96
  Other loans..................        36        18       --
                                 --------  --------  -------
     Total loans purchased.....  $    306  $    153  $    96
                                 ========  ========  =======

Loans sold: (1)................  $ 39,803  $ 27,635  $ 9,166
                                 ========  ========  =======

------------------
(1) All loans sold were whole loans.

     We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 1999, 1998 and 1997, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

     In recent years, and particularly during the years ended September 30, 1999 and 1998, we have sold an increasing amount of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 1999, 1998 and 1997, we sold $39.8 million, $27.6 million and $9.2 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

     Loan Underwriting Policies. We have established written, non-discriminatory underwriting standards and loan origination procedures. We obtain detailed loan applications to determine the borrower's ability to repay, and verify the more significant items on these applications through the use of credit reports, financial statements and confirmations. Individual officers have been granted authority by the board of directors to approve mortgage, consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. A loan committee consisting of our President, Executive Vice President, Chief Financial Officer, senior credit officer and head of mortgage lending has authority to approve any loan in an amount exceeding individual lending authorities where our total loans to that borrower would not exceed $350,000. Our executive committee, which consists of the Chairman of the Board, the President, two additional board members that serve on a permanent basis and one board member selected on a rotating basis that serves for a three-month period, has authority to approve any loan where our total loans to that borrower would not exceed $1.0 million. Loans above that amount may not be made unless approved by the full board of directors. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the Executive Committee reviews the actions taken by the loan committee and the full board of directors reviews the actions taken by the Executive Committee.

     Applications for single-family real estate loans are underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation. Generally, upon receipt of a loan application from a prospective borrower, we order a credit report and verifications to verify specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, we usually obtain an appraisal of the real estate from an appraiser approved by us and licensed by the State of North Carolina. Except when we become aware of a particular risk of environmental contamination, we generally do not obtain a formal environmental report on real estate at the time a loan is made.

     Our policy is to record a lien on the real estate securing a loan and to obtain title insurance which insures that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

     On single-family residential mortgage loans, we make a loan commitment of between 30 and 60 days for each loan approved. If the borrower desires a longer commitment, we may extend the commitment for good cause. We guarantee the interest rate for the commitment period.

     We are permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, our policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. We generally limit the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 85%. We limit the loan-to-value ratio on multi-family residential real estate loans to 80%.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a financial institution to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of net worth plus the general loan loss reserve. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Applicable law additionally authorizes financial institutions to make loans to one borrower, for any purpose:

     .    in an amount not to exceed $500,000;

     . in an amount not to exceed the lesser of $30,000,000 or 30% of net worth to develop residential housing, provided (a) the purchase price of each single-family dwelling in the development does not exceed $500,000 and (b) the aggregate amount of loans made under this authority does not exceed 150% of net worth; or

     . loans to finance the sale of real property in satisfaction of debts previously contracted in good faith, not to exceed 50% of net worth.

     Under these limits, our loans to one borrower were limited to $7.7 million at September 30, 1999. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 1999, our ten largest lending relationships ranged in size from $2.1 million to $4.6 million.

     Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family, residential real estate loans in our market area. At September 30, 1999, single-family, residential mortgage loans, excluding home equity loans, totaled $90.9 million, or 44.1%, of our gross loan portfolio.

     We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 1999, $59.2 million, or 28.7%, of our gross loan portfolio was comprised of fixed-rate, single-family mortgage loans. Generally, in the currently low interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities are being sold in the secondary market.

     We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 1999, $31.7 million, or 34.9%, of our single-family residential mortgage loans were adjustable-rate loans.

     The retention of adjustable-rate loans in our portfolio helps reduce our exposure to increases or decreases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the lifetime interest rate adjustment limitations. Accordingly, yields on our adjustable-rate loans may not fully adjust to compensate for increases in our cost of funds.

     Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $3.3 million. At September 30, 1999, our commercial real estate loans totaled $40.8 million, which amounted to 19.8%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

     Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment, apartment building or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, we generally originate loans secured by collateral located in our market area or to borrowers with which we have prior experience or who are otherwise known to us. It has been our policy to obtain annual financial statements of the business of the borrower or the project for which commercial real estate loans are made. In addition, in the case of commercial mortgage loans made to a partnership or a corporation, we seek, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

     Home Equity Loans. At September 30, 1999, we had approximately $18.9 million in home equity line of credit loans, representing approximately 9.2% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin, although we currently are offering a program where the interest rate on home equity loans will be fixed for one or two years. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. At September 30, 1999, $16.5 million, or 8.0%, of our gross loan portfolio consisted of construction loans.

     Generally, we originate loans to owner/occupants for the construction of owner-occupied, single-family residential properties in connection with the permanent loan on the property, and these loans have a construction term of six to 12 months. Loans are offered on an adjustable-rate basis. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to our prime rate. Upon completion of construction, the loan is converted into a one-year adjustable-rate loan, and the owner may lock in a fixed-rate loan at any time during the one-year period.

     We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 1999, speculative construction loans amounted to $3.0 million. At September 30, 1999, the largest amount of construction loans outstanding to one builder was $500,000, all of which was for speculative construction. Interest rates on residential construction loans to builders are typically set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

     Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, and adjust with changes in our prime rate, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

     We make acquisition and development loans at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 1999, $6.3 million of our gross loan portfolio consisted of acquisition and development loans. We had ten such loans. All acquisition and development loans were performing in accordance with their terms at such date.

     Prior to making a commitment to fund a construction loan, we require an appraisal of the property by appraisers approved by our board of directors. We also review and inspect each project at the commencement of construction and periodically during the term of the construction loan. We may charge a construction fee and/or an inspection fee on construction loans. Advances are made on a percentage of completed basis.

     We consider construction financing generally to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet our requirements of putting up additional funds to cover extra costs or change orders, then we will demand that the loan be paid off and, if necessary, institute foreclosure proceedings or refinance the loan. If the estimate of value proves to be inaccurate, the collateral may not have sufficient value to assure full repayment. We have sought to minimize this risk by limiting construction lending to borrowers based in Alamance County and who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to our permanent mortgage loan financing for the subject property. On loans to builders, we work only with selected builders with whom we have experience and carefully monitor the creditworthiness of the builders.

     Commercial Lending. We originate commercial loans to small and medium sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 1999, commercial loans totaled $32.5 million, or 15.8%, of our gross loan portfolio.

     We underwrite commercial loans on the basis of the borrower's cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and we seek to structure such loans to have more than one source of repayment. The borrower is required to provide us with sufficient information to allow us to make our lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, we require that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

     Our commercial loans may be structured as term loans or as lines of credit. Commercial term loans are generally made to finance the purchase of assets and have maturities of five years or less. Commercial lines of credit are typically made for the purpose of providing working capital and are usually reviewed on an annual basis but may be called on demand. We also offer standby letters of credit for commercial borrowers. Standby letters of credit are written for a maximum term of one year.

     Commercial loans are often larger and may involve greater risk than other types of lending. Because payments on commercial loans are often dependent on successful operation of the business involved, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. We seek to minimize these risks through our underwriting guidelines, which require that the loan be supported by adequate cash flow of the borrower, profitability of the business, collateral and personal guarantees of the individuals in the business. In addition, we limit this type of lending to our market area and to borrowers with which we have prior experience or who are otherwise well known to us.

     Consumer Lending. In recent years, we have gradually increased our portfolio of consumer loans. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 1999, our consumer loans totaled $6.7 million, or 3.2%, of our gross loan portfolio.

     We generally underwrite automobile loans in amounts up to 80% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the loan value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. We require that the vehicles be insured and that we be listed as loss payee on the insurance policy.

     We make savings account loans for up to 90% of the depositor's savings account balance. The interest rate is normally 2.5% above the annual percentage yield paid on the savings account. The account must be pledged as collateral to secure the loan. Interest generally is paid on a monthly basis.

     Consumer lending affords us the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured, as is the case with lines of credit, or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, we consider the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral.

     Loan Fees and Servicing. We receive fees in connection with late payments and for miscellaneous services related to our loans and deposits. We also charge fees in connection with loan originations. These fees can consist of origination, discount, application, construction and/or commitment fees, depending on the type of loan. We generally do not service loans for others except for mortgage loans we originate and sell with servicing retained. Mortgage servicing rights were not material for any of the periods presented.

     Nonperforming Loans and Other Problem Assets. We continually monitor our loan portfolio to anticipate and address potential and actual delinquencies. When a borrower fails to make a payment on a loan, we take immediate steps to have the delinquency cured and the loan restored to current status. Loans which are delinquent more than 15 days incur a late fee of 4% of the monthly payment of principal and interest due. As a matter of policy, we will contact the borrower after the loan has been delinquent 15 days. If payment is not promptly received, we contact the borrower again, and we try to formulate an affirmative plan to cure the delinquency. Generally, after any loan is delinquent 45 days or more, we send a default letter to the borrower. If the default is not cured after 30 days, we commence formal legal proceedings to collect amounts owed.

     Generally we charge off or reserve through an allowance account interest on loans, including impaired loans, that are contractually 90 days or more past due. The allowance is established by a charge to interest income equal to all interest previously accrued. In certain circumstances, interest on loans that are contractually 90 days or more past due is not charged off or reserved through an allowance account when we believe that the loan is both well secured and in the process of collection. If amounts are received on loans for which the accrual of interest has been discontinued, we decide whether payments received should be recorded as a reduction of the principal balance or as interest income depending on our analysis of the collectibility of principal. The loan is returned to accrual status when we believe the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

     We classify real estate acquired as a result of foreclosure as real estate acquired in settlement of loans until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate or the carrying amount of the loan. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs related to holding property are expensed. We charge any required write-down of the loan to its fair value less estimated selling costs upon foreclosure against the allowance for loan losses. See Note 1 of Notes to Consolidated Financial Statements.

     The following table sets forth information with respect to our nonperforming assets at the dates indicated. At the dates shown, we had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 114, as amended.

                                                                      At September 30,
                                                   ----------------------------------------------------
                                                     1999       1998       1997       1996       1995
                                                   --------   --------   --------   --------   --------
                                                                      (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)....  $    366   $    263   $    259   $    288   $  3,661
                                                   ========   ========   ========   ========   ========

Accruing loans which are contractually past due
  90 days or more................................  $     --   $     --   $     --   $     --   $     --
                                                   ========   ========   ========   ========   ========

    Total nonperforming loans....................  $    366   $    263   $    259   $    288   $  3,661
                                                   ========   ========   ========   ========   ========

Total loans......................................  $198,747   $200,010   $199,876   $176,345   $173,316
                                                   ========   ========   ========   ========   ========
Percentage of total loans........................      0.18%      0.13%      0.13%      0.16%      2.11%
                                                   ========   ========   ========   ========   ========
Other nonperforming assets (2)...................  $     --   $     --   $     --   $      1   $      1
                                                   ========   ========   ========   ========   ========
Loans modified in troubled debt restructuring....  $     --   $     --   $     --   $     --   $     --
                                                   ========   ========   ========   ========   ========

____________________
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets consist of property acquired through foreclosure or repossession.


     During the years ended September 30, 1999, 1998 and 1997, gross interest income of $27,000, $10,000 and $27,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the years ended September 30, 1999, 1998 and 1997 amounted to $13,000, $15,000 and
$16,000, respectively.

     At September 30, 1999 there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See " -- Classified Assets" for information regarding classified assets.

     At September 30, 1999, an analysis of our portfolio did not reveal any impaired loans that needed to be classified under Statement of Financial Accounting Standards No. 114.

     At September 30, 1999, we had $366,000 of nonaccrual loans, which consisted of five single-family mortgage loans, three commercial loans and four consumer loans. At September 30, 1999, we did not have any real estate owned.

     Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a financial institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 1999, we had $700,000 in classified assets consisting of $698,000 in assets classified as substandard, $2,000 in assets classified as doubtful and no assets classified as loss.

     In addition to regulatory classifications, we also classify as special mention or watch assets that are currently performing in accordance with their contractual terms but may be classified or nonperforming assets in the future. At September 30, 1999 we have identified approximately $4.7 million in assets classified as special mention.

     Allowance for Loan Losses. Our policy is to establish reserves for estimated losses on delinquent loans when we determine that losses are expected to be incurred on such loans. We maintain the allowance for losses on loans at a level we believe to be adequate to absorb potential losses in the portfolio. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

     Although we believe we use the best information available to make determinations with respect to the allowance for losses and believe such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. We anticipate that our allowance for loan losses will increase in the future as we implement the board of directors' strategy of continuing existing lines of business while gradually expanding commercial and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

     During 1999 we decreased our provision for loan losses to account for the slower loan growth and the mix in our loan portfolio. During 1999 and 1998, we increased commercial and consumer loans. At September 30, 1999, 1998 and 1997, commercial loans comprised 15.8%, 12.2% and 11.3%, respectively, of total loans, and consumer loans comprised 3.2%, 3.1% and 2.7%, respectively, of total loans. These loans carry a higher inherent credit risk than single family residential mortgage loans.

     During 1999 we experienced a decrease in asset based loans, construction loans and acquisition and development loans. These loan types carry a higher incremental risk of loss than other loans. Net loan chargeoffs for 1999 were $19,000 and year-end nonperforming loans were $366,000. The allowance for loan losses was $3.5 million at September 30, 1999, an increase of $227,000 over September 30, 1998. The ratio of the allowance for loan losses to loans was 1.74% at September 30, 1999 and 1.61% at September 30, 1998.

     Banking regulatory agencies, including the FDIC, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of:

     .    50% of the portfolio that is classified doubtful;

     .    15% of the portfolio that is classified as substandard; and

     . for the portions of the portfolio that have not been classified, including those loans designated as special mention, estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date.

This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     We have our own allowance for loan loss model which is similar to the FDIC model. Our model indicated that the allowance for loan losses was adequate at September 30, 1999.

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                            Year Ended September 30,
                                             -----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------  ----------
                                                             (Dollars in thousands)
Balance at beginning of period.............  $  3,228   $  2,754   $  2,496   $  2,223   $   1,767
                                             --------   --------   --------   --------   ---------

Loans charged off..........................        23          4          7         13           5
                                             --------   --------   --------   --------   ---------

Recoveries.................................         4          1          4          5           7
                                             --------   --------   --------   --------   ---------

Net loans charged off......................        19          3          3          8          (2)
                                             --------   --------   --------   --------   ---------

Provision for loan losses..................       245        477        261        281         454
                                             --------   --------   --------   --------   ---------
Balance at end of period...................  $  3,454   $  3,228   $  2,754   $  2,496   $   2,223
                                             ========   ========   ========   ========   =========

Average loans outstanding..................  $198,603   $199,203   $186,413   $171,148   $ 165,347
                                             ========   ========   ========   ========   =========

Ratio of net loans charged off to average
  loans outstanding during the period......    0.0096%    0.0015%    0.0016%    0.0047%   (0.0012)%
                                             ========   ========   ========   ========   =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                   At September 30,
                                ------------------------------------------------------------------------------------
                                         1999                  1998                1997                  1996
                                --------------------  --------------------  -------------------  -------------------
                                          Percent of            Percent of          Percent of            Percent of
                                           Loans in              Loans in            Loans in              Loans in
                                         Category to           Category to          Category to          Category to
                                Amount   Total Loans  Amount   Total Loans  Amount  Total Loans  Amount  Total Loans
                                ------   -----------  ------   -----------  ------  -----------  ------  -----------
                                                            (Dollars in thousands)
Real estate mortgage:
 Single-family residential      $  559      44.06%    $  400      48.84%    $  376      53.76%   $  387      55.70%
 Commercial................        934      19.79        898      18.76        854      17.02       882      19.62
 Home equity...............        244       9.16        319       8.17        318       8.99       303       8.82
 Construction..............        275       8.00        458       8.99        380       6.24       232       4.36
Commercial.................      1,273      15.76        815      12.19        540      11.34       450       9.44
Consumer...................        169       3.23        338       3.05        286       2.65       242       2.06
                                ------     ------     ------     ------     ------     ------    ------     ------
 Total allowance for
  loan losses..............     $3,454     100.00%    $3,228     100.00%    $2,754     100.00%   $2,496     100.00%
                                ======     ======     ======     ======     ======     ======    ======     ======

                                  At September 30,
                                --------------------
                                         1995
                                --------------------
                                          Percent of
                                           Loans in
                                         Category to
                                Amount   Total Loans
                                ------   -----------
                               (Dollars in thousands)
Real estate mortgage:
 Single-family residential      $  326       55.78%
 Commercial................        788       20.23
 Home equity...............        272        9.28
 Construction..............        235        4.01
Commercial.................        374        8.52
Consumer...................        228        2.18
                                ------      ------
 Total allowance for
  loan losses..............     $2,223      100.00%
                                ======      ======

Investment Activities

     General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the FHLB, mortgage-backed securities issued by Federal National Mortgage Association, the Government National Mortgage Association and Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 1999, the amortized cost of our investment securities portfolio amounted to $95.5 million, which included $87.2 million of U.S. Government and agency securities, $3.0 million of short-term money market instruments, $1.2 million of mortgage-backed securities and $68,000 of collateralized mortgage obligations ("CMO's"). In addition, at September 30, 1999, we had a $4.0 million investment in two mutual funds that invest in U.S. Government and agency securities and mortgage-backed securities. At that date, we had an unrealized loss of $123,000, net of deferred taxes, with respect to our investment securities classified as available for sale.

     The board of directors has established an investment policy that sets forth investment and aggregate investment limitations and credit quality parameters of each class of investment security. Securities purchases are subject to the oversight of our Executive Committee. The President has authority to make specific investment decisions within the parameters determined by the board of directors.

     Pursuant to Statement of Financial Accounting Standards No. 115, we had securities with an aggregate cost of $11.2 million and an approximate fair value of $11.0 million at September 30, 1999 as available for sale. The impact on our financial statements was an after-tax decrease in shareholders' equity of approximately $123,000 as of September 30, 1999. The net unrealized losses at September 30, 1999 in our portfolio of investment securities and mortgage-backed securities were due to increases in interest rates after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in shareholders' equity.

     We periodically evaluate investment securities for other than temporary declines in value and record any losses through an adjustment to earnings. During the year ended September 30, 1999, we did not recognize any losses.

     At September 30, 1999, we had $6.0 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax losses of $133,000, and $81.2 million of U.S. Government and agency securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those that are readily marketable. As of September 30, 1999, the estimated weighted average life of our U.S. Government and agency securities was approximately 4.5 years, and the average yield on our portfolio of U.S. Government and agency securities was 6.04%. In addition, at September 30, 1999, we had $1.3 million of FHLB of Atlanta stock.

     Mortgage-Backed and Related Securities. Included in our portfolio of investment securities are mortgage-backed and mortgage-related securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. Such intermediaries may include quasi-governmental agencies such as Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of our assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations.

     The Federal Home Loan Mortgage Corporation is a public corporation chartered by the U.S. Government and owned by the 12 FHLBs and federally insured savings institutions. The Federal Home Loan Mortgage Corporation issues participation certificates backed principally by conventional mortgage loans. The Federal Home Loan Mortgage Corporation guarantees the timely payment of interest and the ultimate return of principal on participation certificates. The Federal National Mortgage Association is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. The Federal National Mortgage Association guarantees the timely payment of principal and interest on Federal National Mortgage Association securities. Federal Home Loan Mortgage Corporation and Federal National Mortgage Association securities are not backed by the full faith and credit of the United States, but because the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

     The Government National Mortgage Association is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Government National Mortgage Association securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on Government National Mortgage Association securities is guaranteed by the Government National Mortgage Association and backed by the full faith and credit of the U.S. Government.

     Because the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. The limit for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation currently is $240,000.

     Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and having varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate loans. As a result, the risk characteristics of the underlying pool of mortgages, whether fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

     Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings in the event that we determined to utilize borrowings as a source of funds. Mortgage-backed securities issued or guaranteed by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation generally are weighted at no more than 20% for risk-based capital purposes, compared to a weight of 50% to 100% for residential loans. See "Regulation -- Depository Institution Regulation -- Capital Requirements" as to how we assign a risk weight to assets under the risk-based capital regulations.

     Our mortgage-backed and related securities portfolio consists primarily of seasoned fixed-rate, mortgage-backed and related securities. We make these investments in order to manage cash flow, diversify assets, obtain yield and to satisfy certain requirements for favorable tax treatment.

     At September 30, 1999, the weighted average contractual maturity of our mortgage-backed securities, all of which carried fixed rates, was approximately
4.7 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and we review these assumptions periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.

     At September 30, 1999, mortgage-backed securities with an amortized cost of $1.2 million and a carrying value of $1.3 million were held as available for sale. No mortgage-backed securities were classified as held to maturity. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in shareholders' equity, net of applicable income taxes. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies. At September 30, 1999, our mortgage-backed securities had a weighted average yield of 8.3%.

     Mortgage-related securities, which include CMOs, are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities, which are used to collateralize the mortgage-related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools. Accordingly, under this security structure, all principal paydowns from the various mortgage pools are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and, as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities.

     Some mortgage-related securities instruments are like traditional debt instruments due to their stated principal amounts and traditionally defined interest rate terms. Purchasers of certain other mortgage-related securities instruments are entitled to the excess, if any, of the issuer's cash flows. These mortgage-related securities instruments may include instruments designated as residual interest and are riskier in that they could result in the loss of a portion of the original investment. Cash flows from residual interests are very sensitive to prepayments and, thus, contain a high degree of interest rate risk. We do not purchase residual interests in mortgage-related securities.

     At September 30, 1999, we had within our investment securities portfolio CMOs with an amortized cost of $68,000, representing less than 0.02% of total assets. Our CMOs had a weighted average yield of 5.9% at September 30, 1999.

     The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                       At September 30,
                                                  -------------------------
                                                    1999     1998     1997
                                                  -------  -------  -------
                                                        (In thousands)
Securities available for sale:
   U.S. government and agency securities.....     $ 5,867  $ 4,043  $ 4,012
   Federal Home Loan Mortgage Corporation....         477      662    1,564
   Government National Mortgage Association..         833    1,147    1,754
   Federal National Mortgage Association.....          --       --       29
   Marketable equity securities (1)..........       3,859    4,006    3,961
                                                  -------  -------  -------
       Total.................................     $11,036  $ 9,858  $11,320
                                                  =======  =======  =======

Securities held to maturity:
   U.S. government and agency securities.....     $81,160  $30,087  $23,338
   Other.....................................       3,000       --       --
   CMOs......................................          68      108      144
                                                  -------  -------  -------
      Total..................................     $84,228  $30,195  $23,482
                                                  =======  =======  =======

_____________
(1)  Consists of an investment in two mutual funds.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for our investment securities and mortgage-backed securities portfolio at September 30, 1999.

                                   One Year or Less     One to Five Years    Five to Ten Years     More than Ten Years
                                  -----------------     -----------------    ------------------    -------------------
                                  Carrying  Average     Carrying  Average    Carrying   Average     Carrying  Average
                                   Value     Yield       Value     Yield      Value      Yield       Value     Yield
                                  --------  -------     --------  -------    ---------  -------    ---------  --------
                                                                              (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
    securities.............        $ 1,001     5.64%     $ 4,866     5.99%     $    --       --%     $    --        --
   Mortgage-backed
    securities.............            335     7.64          509     8.36          253     8.82          213      8.62
   Marketable equity
    securities (1).........             --       --        1,981     4.89        1,878     6.89           --        --
                                   -------               -------               -------               -------
    Total..................        $ 1,336     6.14      $ 7,356     5.86      $ 2,131     7.12      $   213      8.62
                                   =======               =======               =======               =======

Securities held to maturity:
   U.S. government and agency
    securities.............        $11,996     5.34      $40,421     6.04      $28,743     6.34      $    --        --
   Other...................          3,000     4.98           --       --           --       --      $    --        --
   CMOs....................             36     6.05           32     5.74           --       --           --        --
                                   -------               -------               -------               -------
    Total..................        $15,032     5.27      $40,453     6.04      $28,743     6.34      $    --        --
                                   =======               =======               =======               =======

                                                 Total Investment Portfolio
                                                -----------------------------
                                                Carrying    Market    Average
                                                 Value      Value      Yield
                                                --------    -------   -------
Securities available for sale:
   U.S. government and agency
    securities.............                     $  5,867    $ 5,867      5.93%
   Mortgage-backed
    securities.............                        1,310      1,310      8.31
   Marketable equity
    securities (1).........                        3,859      3,859      5.86
                                                --------    -------
    Total..................                     $ 11,036    $11,036      6.19
                                                ========    =======

Securities held to maturity:
   U.S. government and agency
    securities.............                     $ 81,160    $79,473      6.04
   Other...................                        3,000      3,000      4.98
   CMOs....................                           68         68      5.90
                                                --------    -------
    Total..................                     $ 84,228    $82,541      6.00
                                                ========    =======

_______________
(1)  Consists of an investment in two mutual funds.

Deposit Activity and Other Sources of Funds

     General. Deposits are our primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, we derive funds from loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. We have access to FHLB of Atlanta advances.

     Deposits. We attract deposits principally from within Alamance County by offering a variety of deposit instruments, including checking accounts, money market accounts, passbook and statement savings accounts, Individual Retirement Accounts, and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for our deposit accounts are established by us on a periodic basis. We review our deposit pricing on a weekly basis. In determining the characteristics of our deposit accounts, we consider the rates offered by competing institutions, lending and liquidity requirements, growth goals and applicable regulations. We believe we price our deposits comparably to rates offered by our competitors. We do not accept brokered deposits.

     We compete for deposits with other institutions in our market area by offering competitively priced deposit instruments that are tailored to the needs of our customers. Additionally, we seek to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of our depositors are North Carolina residents. To provide additional convenience, we participate in the STAR and CIRRUS Automatic Teller Machine networks at locations throughout the world, through which customers can gain access to their accounts at any time. To better serve our customers, we have installed automatic teller machines at five office locations.

     Our savings deposits at September 30, 1999 consisted of the various types of savings programs described below.

Weighted
Average
Interest    Minimum                                                     Minimum    Balance (in      Percentage of
  Rate       Term                 Category                               Amount     Thousands)      Total Deposits
-------     ------                --------                              --------   -----------      --------------
  --        None            Non-interest-bearing checking accounts      $    100   $     8,220             3.51%
1.84%       None            NOW accounts                                     300        26,093            11.15
2.36        None            Savings Accounts                                 100        27,276            11.65
3.62        None            Money Market Accounts                          1,000        14,770             6.31

                            Certificates of Deposit
                            -----------------------

4.07        3 months        Fixed-term, fixed-rate                           500           203             0.09
4.49        6 months        Fixed-term, fixed-rate                           500         6,262             2.67
4.38        7 months (1)    Fixed-term, fixed-rate                         5,000        49,381            21.10
4.41        9 months        Fixed-term, fixed-rate                           500         1,338             0.57
4.48        10 months       Fixed-term, fixed-rate                         5,000         6,309             2.70
4.60        12 months       Fixed-term, fixed-rate                           500        29,052            12.41
4.83        18 months       Floating rate individual retirement account       50           967             0.41
4.81        18 months       Fixed-term, fixed-rate                           500         3,298             1.41
4.78        20 months       Fixed-term, fixed-rate                           500            30             0.01
5.02        24 months       Fixed-term, fixed-rate                           500         7,445             3.18
5.74        30 months       Fixed-term, fixed-rate                           500        17,930             7.66
5.32        36 months       Fixed-term, fixed-rate                           500         3,274             1.40
5.41        48 months       Fixed-term, fixed-rate                           500         4,192             1.79
5.41        60 months       Fixed-term, fixed-rate                           500        15,944             6.81
5.30        7 to 365 days   Fixed-term, fixed-rate                       100,000        12,111             5.17
                                                                                      --------           ------
                                                                                      $234,095           100.00%
                                                                                      ========           ======

________________
(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 1999, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

     The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

                               Balance at                            Balance at                           Balance at
                              September 30,    % of      Increase   September 30,     % of    Increase   September 30,    % of
                                  1999       Deposits   (Decrease)      1998       Deposits  (Decrease)      1997       Deposits
                              -------------  --------   ----------  -------------  --------  ----------  -------------  --------
                                                                        (Dollars in thousands)
Noninterest-bearing demand..       $  8,220       3.51%   $   (404)      $  8,624      3.66%   $  2,078       $  6,546      2.85%
Interest-bearing checking...         26,093      11.15       1,013         25,080     10.64         930         24,150     10.53
Money market accounts.......         14,770       6.31       1,532         13,238      5.62       2,120         11,118      4.85
Passbook and savings........         27,276      11.65        (815)        28,091     11.92         391         27,700     12.08
Certificates of deposit.....        157,736      67.38      (2,925)       160,661     68.16         834        159,827     69.69
                                   --------    -------    --------       --------    ------    --------       --------    ------
                                   $234,095     100.00%   $ (1,599)      $235,694    100.00%   $  6,353       $229,341    100.00%
                                   ========    =======    ========       ========    ======    ========       ========    ======

     The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                              Year Ended September 30,
                                          -----------------------------------------------------------------
                                                   1999                 1998                    1997
                                          --------------------  -------------------      ------------------
                                           Average    Average   Average     Average       Average   Average
                                           Balance     Rate     Balance      Rate         Balance     Rate
                                          --------   -------    --------    -------      --------   -------
                                                              (Dollars in thousands)
Noninterest-bearing demand..............  $  9,282       --%    $  6,417        --%      $  4,972       --%
Interest-bearing checking...............    27,026     1.86       24,987      2.21         23,975     2.23
Money market accounts...................    14,306     3.47       12,277      3.82         10,638     3.42
Passbook and savings....................    35,220     2.47       28,017      2.85         28,650     2.85
Certificates of deposit.................   153,811     4.99      159,053      5.36        152,231     5.27
                                          --------              --------                 --------
    Total...............................  $239,645     3.98     $230,751      4.48       $220,466     4.42
                                          ========              ========                 ========

     The following table sets forth our time deposits classified by rates at the dates indicated.


                                             At September 30,
                                     -------------------------------
                                       1999        1998       1997
                                       ----        ----       ----
                                             (In thousands)
2 -  3.99%.........................  $    116    $     --   $    220
4 -  5.99%.........................   154,076     149,064    147,667
6 -  7.99%.........................     3,443      11,496     11,843
8 -  9.99%.........................       101         101         97
                                     --------    --------   --------
                                     $157,736    $160,661   $159,827
                                     ========    ========   ========

     The following table sets forth the amount and maturities of our time deposits at September 30, 1999.

                                    Amount Due
                     ----------------------------------------
                     Less Than                         After
Rate                 One Year   1-2 Years  2-3 Years  3 Years    Total
----                 --------   ---------  ---------  -------    -----
                                         (In thousands)
2.00 -  3.99%.....   $    116    $     --    $    --  $     --  $    116
4.00 -  5.99%.....    127,677      15,045      4,324     7,030   154,076
6.00 -  7.99%.....      2,888         385        164         6     3,443
8.00 -  9.99%.....         --          --         --       101       101
                     --------    --------    -------  --------  --------
                     $130,681    $ 15,430    $ 4,488  $  7,137  $157,736
                     ========    ========    =======  ========  ========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 1999. At that date, such deposits represented 16.0% of total deposits and had a weighted average rate of 4.99%.

                                                   Certificates
                Maturity Period                     of Deposit
                ---------------                     ----------
                                                   (In thousands)
                Three months or less...........       $16,953
                Over three through six months..         9,779
                Over six through 12 months.....         7,986
                Over 12 months.................         2,665
                                                      -------
                   Total.......................       $37,383
                                                      =======

     We estimate that more than $24.0 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 1999 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposits held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

     The following table sets forth our savings activities for the periods indicated.

                                                             Year Ended September 30,
                                                    -----------------------------------------
                                                       1999            1998            1997
                                                       ----            ----            ----
                                                                   (In thousands)
Net increase (decrease) before interest credited..    $(10,124)       $(3,026)        $10,693
Interest credited.................................       8,525          9,379           8,941
                                                      --------        -------         -------
    Net (decrease) increase in deposits...........    $ (1,599)       $ 6,353         $19,634
                                                      ========        =======         =======

     Borrowings. Savings deposits historically have been the primary source of funds for our lending, investments and general operating activities. We are authorized, however, to use advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB System, we are required to own stock in the FHLB of Atlanta and are authorized to apply for advances. Advances are obtained pursuant to several different programs, each of which has its own interest rate and range of maturities. We have a Blanket Agreement for advances with the FHLB under which we may borrow up to 16% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by our stock in the FHLB of Atlanta and other eligible assets.

     In February 1998, we obtained $20.0 million in fixed-rate FHLB of Atlanta advances. These advances were structured with maturities estimated to coincide with the expected repricing of $20.0 million of loans. Through this strategy, we were able to establish a positive interest rate spread on the $20.0 million of assets and FHLB of Atlanta advances.

     The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated:

                                                      At or For the
                                                 Year Ended September 30,
                                             -------------------------------
                                             1999           1998       1997
                                             ----           ----       ----
                                                (Dollars in thousands)
 Amounts outstanding at end of period:
  FHLB advances...........................   $22,000       $20,000     $1,000
Weighted average rate paid on:
  FHLB advances...........................      5.42%         5.39%      5.57%


                                                     For the Year
                                                  Ended September 30,
                                              ---------------------------
                                               1999       1998       1997
                                              -----       ----      -----
                                                     (In thousands)
Maximum amount of borrowings outstanding
 at any month end
 FHLB advances............................    $22,000    $21,000    $1,000



                                                            For the Year
                                                         Ended September 30,
                                                   --------------------------
                                                   1999       1998       1997
                                                   ----       ----      -----
                                                      (Dollars in thousands)
Average amounts outstanding:
  FHLB advances.................................  $20,044    $13,559   $1,000
Approximate weighted average rate paid on: (1)
  FHLB advances.................................     5.47%      5.46%    5.60%

-------------------------
(1)  Based on month-end balances.


Subsidiary Activities

     In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $326,000, $262,000 and $232,000 on a pre-tax basis from the activities of the LLC and First Capital during the years ended September 30, 1999, 1998 and 1997, respectively.

Competition

     We face strong competition in originating real estate, commercial business and consumer loans and in attracting deposits. We compete for real estate and other loans principally on the basis of interest rates, the types of loans we originate, the deposit products we offer and the quality of services we provide to our customers. We also compete by offering products which are tailored to the local community. Our competition in originating real estate loans comes primarily from savings institutions, commercial banks, mortgage bankers and mortgage brokers. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

     We attract our deposits through our branch offices primarily from the local communities. Consequently, competition for deposits is principally from savings institutions, commercial banks, credit unions and brokers in our primary market area. We compete for deposits and loans by offering what we believe to be a variety of deposit accounts at competitive rates, convenient business hours, a commitment to outstanding customer service and a well-trained staff. We believe we have developed strong relationships with local realtors and the community in general.

     We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 1998, we had 15.0% of deposits held by all banks and savings institutions in our market area.

Employees

     As of September 30, 1999, we had 71 full-time and 13 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Depository Institution Regulation

     General. We are a North Carolina-chartered commercial bank and a member of the FHLB of Atlanta, and our deposits are insured by the FDIC through the Savings Association Insurance Fund of the FDIC. 1st State Bank is subject to supervision, examination and regulation by the North Carolina Banking Commission and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. We are also subject to the FDIC's authority to conduct special examinations. 1st State Bank is required to file reports with the North Carolina Banking Commission and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

     As a federally insured depository institution, 1st State Bank is subject to various regulations promulgated by the Federal Reserve Board, including Regulation B (Equal Credit Opportunity), Regulation D (Reserve Requirements), Regulation E (Electronic Fund Transfers), Regulation Z (Truth in Lending), Regulation CC (Availability of Funds and Collection of Checks) and Regulation DD (Truth in Savings).

     The system of regulation and supervision applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC and our depositors. Changes in the regulatory framework could have a material effect on us and our operations.

     Recently Enacted Legislative and Regulatory Changes. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Department of Treasury, may approve additional financial activities. National bank subsidiaries will be permitted to engage in similar financial activities but only on an agency basis unless they are one of the 50 largest banks in the country. National bank subsidiaries will be prohibited from insurance underwriting, real estate development and merchant banking. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms that are engaged in commercial activities and prohibits the formation of new unitary holding companies.

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions will become effective six months thereafter.

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank System. The G-L-B Act imposes new capital requirements on the Federal Home Loan Banks and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act expands the permissible uses of Federal Home Loan Bank advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act eliminates the SAIF special reserve and authorizes a federal savings association that converts to a national or state bank charter to continue to use the term "federal" in its name and to retain any interstate branches.

     The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which the Company may affiliate, it may facilitate affiliations with companies in the financial services industry.

     Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock, which must be noncumulative with respect to banks, including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card receivables, identified losses and investments in certain subsidiaries. As a Savings Association Insurance Fund of the FDIC-insured, state-chartered bank, we must also deduct from Tier 1 capital an amount equal to our investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least Tier 1 capital to total asset of not less than 4%. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

     In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8% of which at least 4% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or "supplementary" capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution's Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank's investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks and certain other deductions. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank's risk-weighted assets.

     The federal bank regulators, including the Federal Reserve Board and the FDIC, have revised their risk-based capital requirements to ensure that such requirements provide for explicit consideration of interest rate risk. Under the rule, a bank's interest rate risk exposure would be quantified using either the measurement system set forth in the rule or the bank's internal model for measuring such exposure, if such model is determined to be adequate by the bank's examiner. If the dollar amount of a bank's interest rate risk exposure, as measured under either measurement system, exceeds 1% of the bank's total assets, the bank would be required under the rule to hold additional capital equal to the dollar amount of the excess. We believe that the interest rate risk component does not have a material effect on our capital. Further, the FDIC has adopted a regulation that provides that the FDIC may take into account whether a bank has significant risks from concentrations of credit or non-traditional activities in determining the adequacy of its capital. We have not been advised that we will be required to maintain any additional capital under this regulation. The interest rate risk component does not apply to bank holding companies on a consolidated basis.

     In addition to FDIC regulatory capital requirements, the North Carolina Commissioner of Banks requires us to have adequate capitalization which is determined based upon each bank's particular set of circumstances. We are subject to the North Carolina Bank Commissioner's capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital. Common capital is defined as the total of the par value of shares times the number of shares outstanding.

     At September 30, 1999, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure, known as an "undercapitalized institution," may be:

     . subject to increased monitoring by the appropriate federal banking regulator;

     . required to submit an acceptable capital restoration plan within 45 days;

     .    subject to asset growth limits; and

     . required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses.

     A "significantly undercapitalized" institution may be subject to statutory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution could also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior regulatory approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. If an institution's ratio of tangible capital to total assets falls below a "critical capital level," the institution will be subject to conservatorship or receivership within 90 days unless periodic determinations are made that forbearance from such action would better protect the deposit insurance fund.

     Federal banking regulators have adopted regulations implementing the prompt corrective action provisions of FDICIA. Under these regulations, the federal banking regulators generally will measure a depository institution's capital adequacy on the basis of:

     .    the institution's total risk-based capital ratio;

     .    Tier 1 risk-based capital ratio; and

     .    leverage ratio.

Under the regulations, an institution that is not subject to an order or written directive by its primary federal regulator to meet or maintain a specific capital level will be deemed "well capitalized" if it also has:

     .    a total risk-based capital ratio of 10% or greater;

     .    a Tier 1 risk-based capital ratio of 6% or greater; and

     .    a leverage ratio of 5% or greater.

An "adequately capitalized" depository institution is an institution that does not meet the definition of well capitalized and has:

     .    a total risk-based capital ratio of 8% or greater;

     .    a Tier 1 risk-based capital ratio of 4% or greater; and

     . a leverage ratio of 4% or greater, or 3% or greater if the depository institution has a composite 1 CAMELS rating.

An "undercapitalized institution" is a depository institution that has:

     .    a total risk-based capital ratio less than 8%; or

     .    a Tier 1 risk-based capital ratio of less than 4%; or

     . a leverage ratio of less than 4%, or less than 3% if the institution has a composite 1 CAMELS rating.

A "significantly undercapitalized" institution is defined as a depository institution that has:

     .    a total risk-based capital ratio of less than 6%; or

     .    a Tier 1 risk-based capital ratio of less than 3%; or

     .    a leverage ratio of less than 3%.

A "critically undercapitalized" institution is defined as a depository institution that has a ratio of "tangible equity" to total assets of less than 2%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock and related surplus less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights.

     The appropriate federal banking agency may reclassify a well capitalized depository institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category, but may not reclassify a significantly undercapitalized institution as critically under-capitalized, if it determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category. At September 30, 1999, we were classified as "well capitalized" under FDIC regulations.

     Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the "CDRI Act"), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution's business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that 1st State Bank meets all the standards adopted in the interagency guidelines.

     Community Reinvestment Act. 1st State Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low- and moderate-income neighborhoods. During our last compliance examination, we received a "satisfactory" rating for CRA compliance. Our CRA rating would be a factor considered by the Federal Reserve Board and the FDIC in considering applications to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     The federal banking regulatory agencies have implemented an evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings will be the same as those that are currently given: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 1999 of $1.3 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 1999, we had $22 million in advances outstanding from the FHLB of Atlanta.

     Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves against transaction accounts. Reserves equal to 3% must be maintained on transaction accounts of between $5.0 million and $44.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 1999, we met our reserve requirements.

     We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 1999, we met our reserve requirements.

     Deposit Insurance. We are required to pay assessments based on a percentage of insured deposits to the FDIC for insurance of our deposits by the Savings Association Insurance Fund of the FDIC. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action" for definitions and percentage criteria for the capital group categories. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. The assessment rate for SAIF members ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. Both Bank Insurance Fund of the FDIC and Savings Association Insurance Fund of the FDIC members are assessed an amount for the Financing Corporation Bond payments. Bank Insurance Fund of the FDIC members are assessed approximately 1.3 basis points while the Savings Association Insurance Fund of the FDIC rate is approximately 6.4 basis points until January 1, 2000. At that time, Bank Insurance Fund of the FDIC and Savings Association Insurance Fund of the FDIC members will begin pro rata sharing of the payment at an expected rate of 2.43 basis points.

     Although 1st State Bank, as a North Carolina commercial bank, would qualify for insurance of deposits by the Bank Insurance Fund of the FDIC, substantial entrance and exit fees apply to conversions from Savings Association Insurance Fund of the FDIC to Bank Insurance Fund of the FDIC insurance. Accordingly, we remain a member of the Savings Association Insurance Fund of the FDIC, which insures our deposits to a maximum of $100,000 for each depositor.

     Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets in an amount which it deems adequate to protect safety and soundness of the bank. Liquid assets include cash, certain time deposits, bankers' acceptances and specified United States government, state, or federal agency obligations. The FDIC currently has no specific level which it requires.

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 1999, our liquidity ratio exceeded the North Carolina regulations.

     Dividend Restrictions. Under FDIC regulations, we are prohibited from making any capital distributions if after making the distribution, we would have:

     .    a total risk-based capital ratio of less than 8%;

     .    a Tier 1 risk-based capital ratio of less than 4%; or

     .    a leverage ratio of less than 4%.

     Our earnings appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate on the amount of earnings removed from the pre-1988 reserves for such distributions. We intend to make full use of this favorable tax treatment and do not contemplate use of any earnings in a manner which would create federal tax liabilities.

     We may not pay dividends on our capital stock if our regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors at the time of the conversion.

     1st State Bancorp is subject to limitations on dividends imposed by the Federal Reserve Board.

     Transactions with Related Parties. Transactions between a state non-member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state non-member bank is any company or entity which controls, is controlled by or is under common control with the state non-member bank. In a holding company context, the parent holding company of a state non-member bank, such as 1st State Bancorp, and any companies which are controlled by the parent holding company are affiliates of the savings institution or state non-member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state non-member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state non-member bank.

     State non-member banks also are subject to the restrictions contained in
Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state non-member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus.
Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a financial institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus up to $500,000. Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. (S)1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

     Additionally, North Carolina statutes set forth restrictions on loans to executive officers of state-chartered banks, which provide that no bank may extend credit to any of its executive officers nor a firm or partnership of which such executive officers is a member, nor a company in which such executive officer owns a controlling interest, unless the extension of credit is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions by the bank with persons who are not employed by the bank, and provided further that the extension of credit does not involve more than the normal risk of repayment.

     Restrictions on Certain Activities. Under FDICIA, state-chartered banks with deposits insured by the FDIC are generally prohibited from acquiring or retaining any equity investment of a type or in an amount that is not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State-chartered banks are also prohibited from engaging as principal in any type of activity that is not permissible for a national bank and subsidiaries of state-chartered, FDIC-insured state banks may not engage as principal in any type of activity that is not permissible for a subsidiary of a national bank unless in either case the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

     The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term activity refers to the authorized conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars or bulletins or in any order or written interpretation issued by the Office of the Comptroller of the Currency ("OCC"). In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. Under the regulations, the

FDIC permits state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

Regulation of 1st State Bancorp, Inc.

     General. 1st State Bancorp, as the sole shareholder of 1st State Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, 1st State Bancorp is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. 1st State Bancorp is also required to file certain reports with, and comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

     Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before:

     . acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls the majority of such shares;

     . acquiring all or substantially all of the assets of another bank or bank holding company; or

     .    merging or consolidating with another bank holding company.

Satisfactory financial condition, particularly with respect to capital adequacy, and a satisfactory CRA rating generally are prerequisites to obtaining federal regulatory approval to make acquisitions.

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things:

     . operating a savings institution, mortgage company, finance company, credit card company or factoring company;

     .    performing certain data processing operations;

     .    providing certain investment and financial advice;

     . underwriting and acting as an insurance agent for certain types of credit-related insurance;

     .    leasing property on a full-payout, non-operating basis;

     .    selling money orders, travelers' checks and United States Savings
          Bonds;

     .    real estate and personal property appraising;

     .    providing tax planning and preparation services; and,

     . subject to certain limitations, providing securities brokerage services for customers.

Presently, we have no plans to engage in any of these activities.

     Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of 1st State Bancorp or 1st State Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of 1st State Bancorp or 1st State Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of 1st State Bancorp or 1st State Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert to file a written notice with the Federal Reserve Board before such person or persons may acquire control of 1st State Bancorp or 1st State Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years, regardless of a longer minimum period specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant and its depository institution affiliates control or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks, after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997. North Carolina has enacted legislation permitting interstate banking transactions. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions will also be subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the FDIC to approve interstate branching de novo by state banks only in states which specifically allow for such branching. Pursuant to the Riegle-Neal Act, the appropriate federal banking agencies have adopted regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities which they serve.

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board pursuant to FDICIA, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". For a definition of "undercapitalized" institution, see "-- Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated retained earnings. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well-capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

                                   TAXATION

General

     1st State Bancorp files a federal income tax return based on a calendar year. 1st State Bank files its tax returns based on a calendar year ending September 30. They file separate returns.

Federal Income Taxation

     Financial institutions such as 1st State Bank are subject to the provisions of the Internal Revenue Code in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as 1st State Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into "qualifying real property loans," which generally are loans secured by interests in certain real property, and "nonqualifying loans", which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the "experience method") or a percentage of taxable income determined without regard to such deduction (the "percentage of taxable income method"). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution's taxable income, with certain adjustments. We generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

     Legislation that is effective for tax years beginning after December 31, 1995 requires institutions to recapture into taxable income over a six taxable year period the portion of the tax loan reserve that exceeds the pre-1988 tax loan loss reserve. As a result of changes in the law, institutions were required to change to either the reserve method or the specific charge-off method that applied to banks.

     We are not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained income at September 30, 1998 includes approximately $4.2 million for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reduction of such amounts for purposes other than tax bad debt losses could create income for tax purposes in certain remote instances, which would be subject to the then current corporate income tax rate.

     Our federal income tax returns have not been audited since 1993.

     For additional information on our policies regarding tax and accounting matters, see our consolidated financial statements and related notes, which you can find beginning on page F-1 of this document.

State Income Taxation

     Under North Carolina law, the corporate income tax currently is 7.25% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. This rate will be reduced to 7.00% for 1999 and 6.9% for 2000 and thereafter. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find beginning on page F-1 of this document.

Item 2.  Properties
-------------------

     The following table sets forth the location and certain additional information regarding our offices at September 30, 1999.

                                                    Book Value at                       Deposits at
                              Year       Owned or   September 30,      Approximate      September 30,
                             Opened       Leased       1999 (1)      Square Footage          1999
                             ------       ------    -------------    --------------     -------------
                                                        (Dollars in thousands)
Main Office:
445 S. Main Street            1988         Owned         $3,750           33,700            $92,497
Burlington, NC 27215

Branch Offices:
2294 N. Church Street         1984         Leased (2)       271            2,600             23,631
Burlington, NC 27215

503 Huffman Mill Road         1982         Owned            346            2,600             40,679
Burlington, NC 27215

102 S. 5th Street             1973         Owned             53            2,000             27,576
Mebane, NC 27302

211 N. Main Street            1974         Owned            130            2,700             35,677
Graham, NC 27253

3466 S. Church Street         1996         Owned          1,429            4,000             14,035
Burlington, NC 27215

__________
(1) Land and building only.
(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

     The book value of our investment in premises and equipment was $7.3 million at September 30, 1999. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

Item 3. Legal Proceedings.
-------------------------

     From time to time, we are a party to various legal proceedings incident to its business. There currently are no legal proceedings to which we are a party, or to which any of our property was subject, which were expected to result in a material loss. There are no pending regulatory proceedings to which we are a party or to which any of our properties is subject which are expected to result in a material loss.

Item 4. Submission of Matters to Vote of Security Holders.
---------------------------------------------------------

     Not applicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders'
---------------------------------------------------------------------------
Matters
-------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 1999 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 3 in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 20 in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The information contained under the sections captioned "Market Risk" on page 10 in the Annual Report is incorporated herein be reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 21 through 52 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation
-------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (b) Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I --Election of Directors" in the Proxy Statement.

     (c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
------------------------------------------------------------------------

     (a)  List of Documents Filed as Part of this Report
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Independent Auditors' Report
     Consolidated Balance Sheets as of September 30, 1999 and 1998 Consolidated Statements of Income for the Years Ended September 30, 1999,
          1998 and 1997
     Consolidated Statements of Stockholders' Equity and Comprehensive Income
          for the Years Ended September 30, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the Years Ended September 30,
          1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

    No.   Description
    --    -----------

   3.1 Articles of Incorporation of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
   3.2 Bylaws of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
   4 Form of Common Stock Certificate of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A))
  10.1 Proposed 1st State Bancorp, Inc. 1999 Stock Option and Incentive Plan (Incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
  10.2 Proposed 1st State Bancorp, Inc. Management Recognition Plan (Incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
  10.3 Employment Agreements by and between 1st State Bank and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-68091))

  10.4 Form of Guaranty Agreement by and between 1st State Bancorp, Inc. and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
  10.5 1st State Bank Deferred Compensation Plan (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
  13      Annual Report to Stockholders
  21      Subsidiaries of the Registrant
  23      Consent of KPMG LLP
  27      Financial Data Schedule

  (b)  Reports on Form 8-K.  None.
       -------------------

  (c)  Exhibits.  The exhibits required by Item 601 of Regulation S-K are either
       --------
filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

  (d)  Financial Statements and Schedules Excluded from Annual Report. There are
       --------------------------------------------------------------
no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1ST STATE BANCORP, INC.

December 23, 1999
                                    By: /s/ James C. McGill
                                        --------------------------
                                          James C. McGill
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James C. McGill                               December 23, 1999
---------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ A. Christine Baker                            December 23, 1999
---------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)


/s/ Richard C. Keziah                             December 23, 1999
---------------------------------
Richard C. Keziah
Chairman of the Board


/s/ James A. Barnwell, Jr.                        December 23, 1999
---------------------------------
James A. Barnwell, Jr.
Director


/s/ Bernie C. Bean                                December 23, 1999
---------------------------------
Bernie C. Bean
Director


/s/ James G. McClure                              December 23, 1999
---------------------------------
James G. McClure
Director


/s/ T. Scott Quakenbush                           December 23, 1999
--------------------------------
T. Scott Quakenbush
Director

/s/ Richard H. Shirley                     December 23, 1999
------------------------------
Richard H. Shirley
Director


/s/ Virgil L. Stadler                      December 23, 1999
------------------------------
Virgil L. Stadler
Director