Form 10-Q
period 1999-12-31
1ST STATE BANCORP INC
filed 2000-02-14
CIK 1074078

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          ________________

                             FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
     As of February 10, 2000, the issuer had 3,163,125 shares of common stock issued and outstanding.

                            CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of  December
         31, 1999 (unaudited) and September 30, 1999. . . . . 1

         Consolidated Statements of Income for the
         Three Months Ended December 31, 1999 and
         1998 (unaudited) . . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Stockholders' Equity
         and Comprehensive Income for the Three Months
         Ended December 31, 1999 and 1998 (unaudited) . . . . 3

         Consolidated Statements of Cash Flows for the
         Three Months Ended December 31, 1999 and
         1998 (unaudited) . . . . . . . . . . . . . . . . . . 4

         Notes to Consolidated Financial Statements . . . . . 6

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

Item 4.   Submission of Matters to a Vote of Security
            Holders. . . . . . . . . . . . . . . . . . . . . 13

Item 5.   Other Information. . . . . . . . . . . . . . . . . 13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . 13


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . 14

                1ST STATE BANCORP, INC.

              CONSOLIDATED BALANCE SHEETS

      DECEMBER 31, 1999 AND SEPTEMBER 30, 1999

                                                    At              At
                                                December 31,    September 30,
                                                   1999            1999
                                                ------------    ------------
                                                (Unaudited)
               ASSETS

Cash and cash equivalents                       $ 11,921,183    $ 15,657,202
Investment securities:
     Held to maturity (fair value of
       $81,828,013 and $82,541,457 at
       December 31, 1999 and September
       30, 1999, respectively)                    84,226,566      84,228,343
     Available for sale (cost of
       $10,138,604 and $11,241,966
       at December 31, 1999 and
       September 30, 1999, respectively)           9,820,604      11,035,966
Loans held for sale, at lower of cost or
  fair value                                      12,762,730      12,143,063
Loans receivable (net of allowance for loan
  losses of $3,513,439 and $3,454,373 at
  December 31, 1999 and September 30, 1999,
   respectively)                                 202,041,054     195,292,344
Federal Home Loan Bank stock, at cost              1,550,000       1,259,600
Premises and equipment                             7,227,531       7,282,361
Accrued interest receivable                        2,444,761       2,652,134
Other assets                                       3,511,498       3,374,915
                                                ------------    ------------
          Total assets                          $335,505,927    $332,925,928
                                                ============    ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                              $228,790,678    $234,094,735
  Advances from Federal Home Loan Bank            31,000,000      22,000,000
  Advance payments by borrowers for
    property taxes and insurance                     389,900         232,973
  Other liabilities                                2,776,306       4,983,039
                                                ------------    ------------
          Total liabilities                      262,956,884     261,310,747
                                                ------------    ------------

Stockholders' Equity:
   Preferred Stock, $0.01 par value, 1,000,000
     shares authorized; none issued
   Common Stock, $0.01 par value, 7,000,000
     shares authorized;                                   --              --
       3,163,125 shares issued and outstanding        31,631          31,631
   Additional paid in capital                     49,218,198      49,216,648
   Unearned ESOP shares                           (4,327,703)     (4,469,611)
   Deferred compensation                           2,590,781       2,373,485
   Treasury stock for deferred compensation       (2,590,781)     (2,373,485)
Retained income - substantially restricted        27,817,517      26,959,913
Accumulated other comprehensive income
    (loss) - net unrealized gain (loss) on
    investment securities available for sale        (190,600)       (123,400)
                                                ------------    ------------
          Total stockholders' equity              72,549,043      71,615,181
                                                ------------    ------------
          Total liabilities and stockholders'
            equity                              $335,505,927    $332,925,928
                                                ============    ============

See accompanying notes to the consolidated financial statements.
                              1

                   1ST STATE BANCORP, INC.

               CONSOLIDATED STATEMENTS OF INCOME

        FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (UNAUDITED)

                                                For the Three Months Ended
                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Interest income:
   Interest and fees on loans                    $4,392,179      $4,077,566
   Interest and dividends on investments          1,471,461         726,492
   Overnight deposits                                92,434         319,685
                                                 ----------      ----------
     Total interest income                        5,956,074       5,123,743
                                                 ----------      ----------

Interest expense:
    Deposit accounts                              2,334,291       2,565,154
    Borrowings                                      355,480         280,452
                                                 ----------      ----------
     Total interest expense                       2,689,771       2,845,606
                                                 ----------      ----------

     Net interest income                          3,266,303       2,278,137

Provision for loan losses                            60,000          60,000
                                                 ----------      ----------
     Net interest income after provision for
       loan losses                                3,206,303       2,218,137
                                                 ----------      ----------
Other income:
   Service fees on loans sold                        22,873          25,234
   Customer service fees                            140,993         146,550
   Commission from sales of annuities and
     mutual funds                                    79,368         128,756
   Mortgage banking income (loss), net              (82,807)        337,266
   Other                                             46,125          27,425
                                                 ----------      ----------
     Total other income                             206,552         665,231
                                                 ----------      ----------
Operating expenses:
   Compensation and related benefits              1,175,580       1,109,359
   Occupancy and equipment                          244,414         256,413
   Deposit insurance premiums                        33,365          33,813
   Other expenses                                   290,313         319,015
                                                 ----------      ----------
     Total operating expenses                     1,743,672       1,718,600
                                                 ----------      ----------

     Income before income taxes                   1,669,183       1,164,768

Income taxes                                        577,000         414,000
                                                 ----------      ----------
     Net income                                  $1,092,183      $  750,768
                                                 ==========      ==========
     Earnings per share:

     Basic                                       $     0.37           --
     Diluted                                     $     0.37           --

See accompanying notes to the consolidated financial statements.

                   1ST STATE BANCORP, INC.

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME FOR THE THREE MONTHS
                ENDED DECEMBER 31, 1999 AND 1998

                                                                Treasury              Accumulated
                              Additional Unearned               Stock for                Other       Total
                      Common   Paid-in    ESOP     Deferred     Deferred   Retained  Comprehensive Stockholders'
                       Stock   Capital   Shares  Compensation Compensation  Income   Income (Loss)   Equity
Balance at September
  30, 1998                                                                 $25,872,605    93,000     25,965,605

Comprehensive income:
  Net income                                                                   750,768                  750,768
  Other comprehensive
    income-unrealized
    gain on securities
    available-for-
    sale net of
    income taxes of
    $5,252                                                                          --    (9,000)        (9,000)
                                                                                                     ----------
Total comprehensive
  income                                                                                                741,768
                                                                                                     ----------

Balance at December
  31, 1998                                                                 $26,623,373    84,000     26,716,373
                                                                           ===========  ========     ==========
Balance at September
  30, 1999            $31,631 49,216,648 (4,469,611) 2,373,485 (2,373,485)  26,959,913  (123,400)    71,615,181

Comprehensive income:
  Net income                                                                 1,092,183                1,092,183
  Other comprehensive
    income-unrealized
    gain on securities
    available-for-
    sale net of
    income taxes of
    $44,800                                                                              (67,200)       (67,200)
                                                                                                     ----------
Total comprehensive
  income                                                                                              1,024,983
                                                                                                     ----------
Release of ESOP
  shares                           1,550    141,908                                                     143,458
Deferred
  compensation                                         217,296                                          217,296
Treasury stock
  held for deferred
  compensation                                                   (217,296)                             (217,296)
Cash dividend
  declared                                                                    (253,050)                (253,050)
Cash dividend on
  unallocated
  ESOP shares                                                                   18,471                   18,471
                                                                           -----------  --------     ----------
Balance at December
  31, 1999            $31,631 49,218,198 (4,327,703) 2,590,781 (2,590,781)  27,817,517  (190,600)    72,549,043
                                                                           ===========  ========     ==========

See accompanying notes to the consolidated financial statements.

                 1ST STATE BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                       (UNAUDITED)

                                                For the Three Months Ended
                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Cash flows from operating activities:
   Net income                                    $ 1,092,183    $    750,768
   Adjustment to reconcile net income to
     net cash provided by (used in)
     operating activities:
       Provision for loan losses                      60,000          60,000
       Depreciation                                  118,032         125,191
       Deferred tax benefit                          (30,000)             --
       Amortization of premiums and
         discounts, net                               (9,419)          8,651
       Release of ESOP shares                        143,458              --
       Loan origination fees and unearned
         discounts deferred, net of current
         amortization                                 31,303           3,889
       Net loss on sale of loans                     152,162          53,405
       Proceeds from loans held for sale           2,519,149      19,064,560
       Originations of loans held for sale        (3,288,104)    (17,763,498)
       Increase in other assets                      (61,783)       (300,035)
       Decrease in accrued interest receivable       207,373          65,778
       Increase (decrease) in other
         liabilities                              (2,206,733)        442,831
                                                 -----------    ------------
            Net cash provided by (used in)
              operating activities                (1,272,379)      2,511,540
                                                 -----------    ------------
Cash flows from investing activities:
    Purchase of FHLB stock                          (290,400)             --
    Purchases of investment securities held
      to maturity                                 (1,996,250)    (15,750,000)
    Purchases of investment securities
      available for sale                                  --      (4,000,000)
    Proceeds from maturities of investment
      securities available for sale                1,106,131       1,112,442
    Proceeds from maturities of investment
      securities held to maturity                  2,004,677       3,000,000
    Net decrease (increase) in loans receivable   (6,842,887)      7,576,431
    Purchases of premises and equipment              (63,202)       (144,419)
                                                 -----------    ------------
            Net cash used in investing
              activities                          (6,081,931)     (8,205,546)
                                                 -----------    ------------

                                                                 (Continued)

                 1ST STATE BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CASH FLOWS

        THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                       (UNAUDITED)

                                                For the Three Months Ended
                                                       December 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits          $(5,304,057)    $ 1,700,100
   Advances from the Federal Home Loan Bank      11,000,000              --
   Repayments of advances from the Federal
     Home Loan Bank                              (2,000,000)             --
   Dividends on common stock                       (234,577)             --
   Increase in advance payments by borrowers
     for property taxes and insurance               156,929         141,402
                                                -----------     -----------
           Net cash provided by financing
             activities                           3,618,291       1,841,502
                                                -----------     -----------
           Net decrease in cash and cash
             equivalents                         (3,736,019)     (3,852,504)

Cash and cash equivalents at beginning of
  period                                         15,657,202      31,077,054
                                                -----------     -----------
           Cash and cash equivalents at end
             of period                          $11,921,183     $27,224,550
                                                ===========     ===========
Payments are shown below for the following:
  Interest                                      $ 2,622,073     $ 2,839,772
                                                ===========     ===========
  Income taxes                                  $   261,000     $        --
                                                ===========     ===========
Deferred compensation to be settled in
  Company's stock                               $   217,296     $        --
                                                ===========     ===========
Unrealized gains (losses) on investment
  securities available for sale                 $  (112,000)    $   (14,000)
                                                ===========     ===========
Dividends declared and payable                  $   234,579     $        --
                                                ===========     ===========
Cash dividends on unallocated ESOP shares       $    18,471     $        --
                                                ===========     ===========

See accompanying notes to consolidated financial statements.

                        1ST STATE BANCORP, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999


NOTE 1.   NATURE OF BUSINESS

     1st State Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia for the purpose of becoming the holding company for 1st State Bank (the "Bank") in connection with the Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Upon completion of the Stock Conversion, the Bank converted from a North Carolina-chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), retaining the name 1st State Bank (the "Commercial Bank"), and the Commercial Bank succeeded to all of the assets and liabilities of the Converted Bank. The Stock Conversion and the Bank Conversion were consummated on April 23, 1999. The Company issued 3,163,125 shares of its common stock, par value $0.01 per share, for $16.00 per share. After deducting issuance costs of approximately $1,363,000, and excluding proceeds on 187,500 shares donated at the time of the Stock Conversion to the 1st State Bank Foundation, Inc. (the "Foundation"), the Stock Conversion resulted in net proceeds of $ 46,247,000. Included in this amount are proceeds received from withdrawals from deposit accounts that were used to acquire stock in the Stock Conversion. The common stock of the Company began trading on the Nasdaq National Market System under the symbol "FSBC" on April 26, 1999.

NOTE 2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements (except for the consolidated balance sheet at September 30, 1999, which is derived from the September 30, 1999 audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended
December 31, 1999 are not necessarily indicative of the results of operations that may be expected for the year ended September
30, 2000.

     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     The financial statements of the Company are presented on a consolidated basis with those of the Bank, although, the Company did not own any shares of the Bank and had no assets, liabilities, equity or operations prior to April 23, 1999. Therefore, although certain financial statements presented in this Form 10-Q include periods prior to December 31, 1999, such statements include only the accounts and operations of the Bank for periods prior to April 23,1999.

NOTE 3.   EARNINGS PER SHARE

     Earnings per share computations have been made only for the periods subsequent to the Conversion. Since the Company has no potential dilutive common stock there is no difference in the computations of basic and diluted earnings per share. For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released.

     The components of the earnings per share computation for 1999 are as follows:

     Weighted average shares outstanding            3,163,125

     Less: Unallocated ESOP shares                    227,223

     Basic and diluted weighted average shares
       outstanding                                  2,935,902

NOTE 4.   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the Conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,898,639. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended December 31, 1999, 7,331 shares of stock were committed to be released and approximately $143,000 in compensation expense was recognized.

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

     Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources, and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Bank's other comprehensive income for the three months ended December 31, 1999 and 1998 consisted of unrealized gains and losses on certain investment securities available for sale. Comprehensive income for the three months ended December 31, 1999 and 1998 amounted to $1,024,983 and $741,678, respectively.

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

YEAR 2000 READINESS DISCLOSURE

     The following information constitutes "Year 2000 Readiness
Disclosure" under the Year 2000 Information and Readiness
Disclosure Act.

     Our operations, like those of most financial institutions, are substantially dependent upon computer systems for our lending and deposit activities. We addressed the potential problems associated with the possibility that the computers which control our data processing activities, facilities and networks may not be programmed to read four-digit dates and, upon the arrival of the year 2000, may recognize the two-digit code "00" as the year 1900 rather than 2000. If this were not corrected, some systems would have been at risk of not being able to function properly.

     We formed a Year 2000 Committee early in 1998 with senior representatives from every functional area of our Bank. At the direction of the Board, this Committee led the Company's efforts to ensure that we would be ready for the Year 2000. Our board of directors approved 1st State Bancorp, Inc.'s five phase Year 2000 Plan that was developed in accordance with the guidelines set forth by the Federal Financial Institutions Examination Council.

     The first phase, awareness, was intended to provide on-going information to our employees, directors and customers of the impact of the Year 2000 issue. We conducted Year 2000 training for all directors and employees.

     The second phase, assessment, required us to review all systems that we believe to be potential risks in order to minimize any Year 2000 operating difficulties. This review included all major computer and non-computer based systems, such as vaults, security systems and telephone systems and resulted in us identifying one vendor and one system as mission critical.

      In April 1998, we converted to a new computer system for processing all loan, deposit and general ledger transactions. In conjunction with this conversion, we purchased and installed new hardware and software throughout the Company. The hardware and software purchased were Year 2000 compliant. The combined cost of this hardware and software was $1.2 million, which was capitalized during the year ended September 30, 1998 in accordance with our capitalization policy.

     We contacted all of our significant commercial borrowers and determined that they were progressing appropriately with their efforts on Year 2000 issues. In addition, we have taken into consideration a commercial loan applicant's Year 2000 preparedness and would reject any application where the applicant's Year 2000 preparedness could hinder its ability to repay the loan.

     The third phase, renovation, includes making the necessary enhancements to ensure that our systems are Year 2000 compliant as well as obtaining certification from our vendors that their systems were Year 2000 compliant. As noted above, the hardware and software purchased as part of our system conversion was Year 2000 compliant. We contacted significant third parties with whom we interface to complete customer transactions. These vendors advised us that they completed the renovation phase of their mission critical processes, and that their validation processes were either complete, or substantially complete.

     The fourth phase, validation, involves developing a testing strategy by establishing priorities based on the risks that a data processing failure may have on mission critical operations. Hardware used to operate mission critical processes was successfully tested. In addition, we have received representations from our mission critical third party vendor that they were Year 2000 compliant. Testing of mission critical software applications and external testing with significant third parties was completed.

     The fifth and final phase, implementation, began in the
second quarter of calendar 1999.   In accordance with regulatory
guidelines, we developed a business resumption contingency plan for our computer processes, including the use of alternative systems and manual processing of certain critical operations.

     We have operated and evaluated our computer operating systems following January 1, 2000, and have not identified any errors or experienced any computer system malfunction. We will continue to monitor our information systems to assess whether our systems are at risk of misinterpreting any future dates and will maintain appropriate contingency plans to prevent any potential system malfunction or correct any system failures.

     We have not been informed of any such problem experienced by our vendors or customers. It is too soon to conclude that there will not be any problems arising from the century date change. We will continue to monitor external entities and customers to assure that they have not experienced any Year 2000 problems that could impact their relationship with us.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND
SEPTEMBER 30, 1999

     Total assets increased by $2.6 million, or 0.8% from $332.9 million at September 30, 1999 to $335.5 million at December 31, 1999. Asset growth was funded during the period by a $9.0 million, or 40.9% increase in FHLB advances. Advances at December 31, 1999 and September 30, 1999 were $31.0 million and $22.0 million, respectively. The increase was principally to
replace deposit outflow and fund loan growth.   Total deposits
decreased by $5.3 million, or 2.3% from $234.1 million at September 30, 1999 to $$228.8 million at December 31, 1999. Certificates of deposits decreased $5.6 million, or 3.6% from $157.7 million at September 30, 1999 to $152.1 million at December 31, 1999. Of this decrease, certificates of deposits over $100,000 decreased by $3.4 million.

     Investment securities, both available for sale and held to maturity, decreased a combined total of $1.2 million, or 1.3%, from $95.2 million at September 30, 1999 to $94.0 million at December 31, 1999. During the three months ended December 31, 1999, we purchased $2.0 million of short-term government agency securities and we received $3.2 million from the maturity of like securities. Cash and cash equivalents decreased $3.8 million, or 24.2%, from $15.7 million at September 30, 1999 to $11.9 million at December 31, 1999. Invested cash decreased $2.4 million to fund loan growth during the quarter.

     Loans receivable, net increased by $6.7 million, or 3.4%, from $195.3 million at September 30, 1999 to $202.0 million at
December 31, 1999.   Commercial real estate loans increased by
$3.1 million, or 9.75%, compared to September 30, 1999 levels reflecting current loan demand. As interest rates increased during the quarter borrowers turned to adjustable rate mortgage products which we hold in the loan portfolio. One to four family residential loans increased $1.2 million during the quarter. We continued to emphasize consumer loans and equity lines of credit which increased $662,000 and $1.6 million, respectively. Loans held for sale increased $620,000 during the quarter.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1999 AND 1998

     Net Income. We recorded net income of $1.1 million for the quarter ended December 31, 1999, compared to net income of $751,000 for the quarter ended December 31, 1998, representing an increase of $341,000, or 45.5%. The principal reason for the increase was the increase in the net interest income which was offset in part by a decrease in other income and increased income taxes. For the three months ended December 31, 1999 both basic and diluted earnings per share were $0.37.

     Interest Income. Total interest income was $6.0 million for the quarter ended December 31, 1999, as compared to $5.1 million for the quarter ended December 31, 1998, representing an increase of $832,000, or 16.3%. Average interest-earning assets increased by $42.1 million, or 15.5 %, from $271.6 million for the quarter ended December 31, 1998 to $313.7 million for the quarter ended December 31, 1999. The growth in average interest-earning assets was primarily from the investment of the net proceeds from the Conversion. We invested excess overnight funds into higher yielding government and agency securities and loans. Adding to the increase in interest income was a 4 basis point increase in the average yield on interest-earning assets from 7.55% for the three months ended December 31, 1998 to 7.59% for the three months ended December 31, 1999. The increased volume of interest-earning assets raised interest income by approximately $752,000 and the increased yield increased interest income by approximately $80,000.

     Interest Expense. Total interest expense was $2.7 million for the quarter ended December 31, 1999, as compared to $2.8 million for the quarter ended December 31, 1998, representing a decrease of $156,000, or 5.6%. Average interest-bearing liabilities increased $663,000, or 0.3%, from $248.0 million for the quarter ended December 31, 1998 to $248.7 million for the quarter ended December 31, 1999. The cost of funds decreased 26 basis points from 4.59% for the three months ended December 31, 1998 to 4.33% for the same period in 1999. The decrease in the rate paid on interest-bearing liabilities reduced interest expense by approximately $182,000 and the increase in average outstandings raised interest expense by approximately $26,000.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $988,000 or 43.0% from $2.3 million for the quarter ended December 31, 1998 to $3.3 million for the quarter ended December 31, 1999. Net earning assets increased by $41.5 million while our net interest rate spread increased 31 basis points from 2.96% to 3.27% and the net interest margin increased 80 basis points from 3.36% to 4.16%. The increase in net spread resulted from our increased level of loans and investments and higher interest rates. The increase in net earning assets and net interest margin resulted from the net proceeds from the sale of stock.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for the three months ended December 31, 1999 and 1998.

     Other Income. Other income decreased $459,000, or 67.5%, from $665,000 for the quarter ended December 31, 1998 to $207,000 for the quarter ended December 31, 1999. Long-term interest rates increased during the quarter ended December 31, 1999, which slowed the origination and sale of fixed rate mortgage loans. As a result, mortgage banking income, net decreased $420,000, or 124.6%, from income of $337,000 for the quarter ended December 31, 1998 to a loss of $83,000 for the quarter ended December 31, 1999. During the quarter ended December 31, 1999, we sold fixed-rate mortgage loans of $2.5 million and recognized gains of $36,000 from the sale of these loans. The increase in interest rates during the quarter caused the fair market value of the $12.8 million of loans held for sale to decline below cost. We charged earnings with a loss of $119,000, which offset the gains on the loans sold and resulted in a net loss of $83,000 for the three months ended December 31, 1999. During the quarter ended December 31, 1998, we sold fixed-rate mortgage loans of $19.0 million and recognized gains of $367,000 from the sale of these loans. In addition, during the quarter ended December 31, 1999, commissions from sales of annuities and mutual funds decreased $49,000 or 38.4% from $129,000 for the quarter ended December 31, 1998 to $79,000 for the quarter ended December 31, 1999. The decrease resulted from lower sales of these products. Sales of annuities and mutual funds decreased $1.4 million, or 56.0% from $2.5 million during the quarter ended December 31, 1998 to $1.1 million for the quarter ended December 31, 1999.

     Operating Expenses. Total operating expenses were $1.7 million for each of the quarters ended December 31, 1999 and 1998. Compensation and related benefits expense increased $66,000, or 6.0% from $1.1 million for the quarter ended December 31, 1998 to $1.2 million for the quarter ended December 31, 1999 due to normal salary increases and increases in the number of employees.

     Income Tax Expense. Income tax expense increased $163,000, or 39.4%, from $414,000 for the quarter ended December 31, 1998 to $577,000 for the quarter ended December 31, 1999. The increase resulted from a $504,000 increase in income before income taxes. The effective tax rates were 34.6% and 35.5% for the quarters ended December 31, 1999 and 1998, respectively. The decrease in rate results from our increased investment in state tax-exempt securities in 1999.

ASSET QUALITY

     At December 31, 1999, we had approximately $330,000 of loans in nonaccrual status as compared with $366,000 at September 30, 1999 and $442,000 at December 31, 1998. At December 31, 1999 and 1998, we had no loans that were considered to be impaired under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We had no loans contractually past due 90 days or more and still accruing at December 31, 1999 and 1998. The allowance for loan losses was $3,513,000 or 1.71% of outstanding loans at December 31, 1999. This compares to 1.74% at September 30, 1999 and 1.71% at December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 1999, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and cash equivalents totaled $11.9 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 1999 and 1998, we sold loans totaling $2.5 million and $19.0 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other potential sources of liquidity include loans and investment securities designated as available for sale, which totaled $22.6 million at December 31, 1999.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 1999, we had $4.3 million in commitments to originate new loans, $53.3 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $467,000 in standby letters of credit. At December 31, 1999, certificates of deposit which are scheduled to mature within one year totaled $117.2 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%.
The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 1999 and is deemed to be "well capitalized."

ACCOUNTING ISSUES

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement of Financial Accounting Standards No. 137, "Accounting
for Derivative Instruments and Hedging Activities   Deferral of
the Effective Date of FASB Statement No. 133   an amendment of
FASB No. 133" delayed the effective date of this statement for one year. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to adopt SFAS 133 in fiscal year 2000 without any impact on its consolidated financial statements as the Company does not have any derivative financial instruments and is not involved in any hedging activities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

     The Company monitors whether material changes in market
risk have occurred since September 30, 1999.   The Company does
not believe that any material adverse changes in market risk exposures occurred during the three months ended December 31, 1999.

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

     ITEM 5.   OTHER INFORMATION

     None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)     The following exhibit is filed herewith:

             Exhibit 27     Financial Data Schedule

      (b) There were no Current Report on Form 8-K filed during this quarter.

                            SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         1ST STATE BANCORP, INC.


Date: February 10, 2000  /s/ James C. McGill
                         --------------------------------
                         James C. McGill
                         President and Chief Executive Officer
                         (Principal Executive Officer)


Date: February 10, 2000  /s/ A. Christine Baker
                         --------------------------------
                         A. Christine Baker
                         Executive Vice President,
                         Treasurer and Secretary
                         (Principal Financial and Accounting
                         Officer)