Form 10-Q
period 2000-03-31
1ST STATE BANCORP INC
filed 2000-05-15
CIK 1074078

                U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                          ________________

                             FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                           OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---       ---
     As of May 10, 2000, the issuer had 3,163,125 shares of common stock issued and outstanding.

                            CONTENTS

                                                            PAGE
                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March
           31, 2000 (unaudited) and September 30, 1999. . . . 1

         Consolidated Statements of Income for the
           Three Months Ended March 31, 2000 and
           1999 (unaudited) . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Income for the
           Six Months Ended March 31, 2000 and
           1999 (unaudited) . . . . . . . . . . . . . . . . . 3


         Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the Six Months
           Ended March 31, 2000 and 1999 (unaudited). . . . . 4

         Consolidated Statements of Cash Flows for the
           Six Months Ended March 31, 2000 and
           1999 (unaudited) . . . . . . . . . . . . . . . . . 5

         Notes to Consolidated Financial Statements . . . . . 7

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . . 9

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . . . . 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . 14

Item 2.  Changes in Securities and Use of Proceeds. . . . . . 14

Item 3.  Defaults Upon Senior Securities. . . . . . . . . . . 14

Item 4.  Submission of Matters to a Vote of Security
            Holders . . . . . . . . . . . . . . . . . . . . . 14

Item 5.  Other Information. . . . . . . . . . . . . . . . . . 14

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . 14


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .15

          1ST STATE BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED BALANCE SHEETS

        MARCH 31, 2000 AND SEPTEMBER 30, 1999

                                                    AT              AT
                                                 MARCH 31,      SEPTEMBER 30,
                                                   2000             1999
                                                ------------    ------------
                                                (Unaudited)
               ASSETS
Cash and cash equivalents                       $ 21,371,784     $ 15,657,202
Investment securities:
  Held to maturity (fair value of $80,480,070
    and $82,541,457 at March 31, 2000 and
    September 30, 1999, respectively)             83,039,952       84,228,343
  Available for sale (cost of $10,104,329
    and $11,241,966 at March 31, 2000 and
    September 30, 1999, respectively)              9,753,329       11,035,966
Loans held for sale, at lower of cost or
  fair value                                       3,753,080       12,143,063
Loans receivable (net of allowance for loan
  losses of $3,573,846 and $3,454,373 at
  March 31, 2000 and September 30, 1999,
  respectively)                                  212,278,895      195,292,344
Federal Home Loan Bank stock, at cost              1,400,000        1,259,600
Premises and equipment                             7,664,846        7,282,361
Accrued interest receivable                        2,739,552        2,652,134
Other assets                                       3,573,264        3,374,915
                                                ------------     ------------
          Total assets                          $345,574,702     $332,925,928
                                                ============     ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                              $239,995,771     $234,094,735
  Advances from Federal Home Loan Bank            28,000,000       22,000,000
  Advance payments by borrowers for property
    taxes and insurance                              579,972          232,973
  Other liabilities                                3,459,795        4,983,039
                                                ------------     ------------
          Total liabilities                      272,035,538      261,310,747
                                                ------------     ------------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000
     shares authorized; none issued                       --               --
   Common stock, $0.01 par value, 7,000,000
    shares authorized; 3,163,125 shares issued
    and outstanding                                   31,631           31,631
   Additional paid in capital                     49,211,361       49,216,648
   Unearned ESOP shares                           (4,188,194)      (4,469,611)
   Deferred compensation                           2,603,381        2,373,485
   Treasury stock for deferred compensation       (2,603,381)      (2,373,485)
   Retained income - substantially restricted     28,698,366       26,959,913
   Accumulated other comprehensive income
    (loss) - net unrealized loss on investment
    securities available for sale                   (214,000)        (123,400)
                                                ------------     ------------
          Total stockholders' equity              73,539,164       71,615,181
                                                ------------     ------------
          Total liabilities and stockholders'
            equity                              $345,574,702     $332,925,928
                                                ============     ============

See accompanying notes to the consolidated financial statements.
                              1

             1ST STATE BANCORP, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF INCOME

         FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                           (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                    --------------------------
                                                       2000             1999
                                                     -------          -------
Interest income:
   Interest and fees on loans                        $4,442,131       $3,910,451
   Interest and dividends on investments              1,432,874          912,252
   Overnight deposits                                   112,764          366,796
                                                     ----------       ----------
       Total interest income                          5,987,769        5,189,499
                                                     ----------       ----------
Interest expense:
    Deposit accounts                                  2,436,297        2,439,032
    Borrowings                                          365,281          269,499
                                                     ----------       ----------
       Total interest expense                         2,801,578        2,708,531
                                                     ----------       ----------
       Net interest income                            3,186,191        2,408,968

Provision for loan losses                                60,000           60,000
                                                     ----------       ----------
       Net interest income after provision for
         loan losses                                  3,126,191        2,420,968
                                                     ----------       ----------

Other income:
   Loan servicing fees                                   21,804           26,613
   Customer service fees                                140,425          129,076
   Commission from sales of annuities and
     mutual funds                                       115,549          102,351
   Mortgage banking income, net                          25,075           79,634
   Other                                                 38,646           38,742
                                                     ----------       ----------
       Total other income                               341,499          376,416
                                                     ----------       ----------

Operating expenses:
   Compensation and related benefits                  1,107,593          957,668
   Occupancy and equipment                              255,489          194,645
   Deposit insurance premiums                            12,404           35,654
   Other expenses                                       368,773          289,946
                                                     ----------       ----------
       Total operating expenses                       1,744,259        1,477,913
                                                     ----------       ----------

       Income before income taxes                     1,723,431        1,319,471

Income taxes                                            608,000          453,000
                                                     ----------       ----------
       Net income                                    $1,115,431       $  866,471
                                                     ==========       ==========

       Earnings per share:

       Basic                                         $     0.38               --
       Diluted                                       $     0.38               --

See accompanying notes to the consolidated financial statements.

               1ST STATE BANCORP, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF INCOME

        FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                         (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED
                                                         MARCH 31,
                                                --------------------------
                                                   1999            1998
                                                ----------      ----------
Interest income:
   Interest and fees on loans                   $ 8,834,310     $ 7,958,710
   Interest and dividends on investments          2,904,335       1,638,745
   Overnight deposits                               205,198         686,480
                                                -----------     -----------
       Total interest income                     11,943,843      10,283,935
                                                -----------     -----------
Interest expense:
    Deposit accounts                              4,770,588       5,004,187
    Borrowings                                      720,761         549,950
                                                -----------     -----------
       Total interest expense                     5,491,349       5,554,137
                                                -----------     -----------
       Net interest income                        6,452,494       4,729,798

Provision for loan losses                           120,000         120,000
                                                -----------     -----------

       Net interest income after provision
         for loan losses                          6,332,494       4,609,798
                                                -----------     -----------
Other income:
   Loan servicing fees                               44,677          51,847
   Customer service fees                            281,418         275,625
   Commission from sales of annuities and
     mutual funds                                   194,917         229,637
   Mortgage banking income (loss), net              (57,732)        446,207
   Other                                             84,771          67,788
                                                -----------     -----------
       Total other income                           548,051       1,071,104
                                                -----------     -----------

Operating expenses:
   Compensation and related benefits              2,283,173       2,067,626
   Occupancy and equipment                          501,184         468,573
   Deposit insurance premiums                        45,769          69,467
   Other expenses                                   657,805         590,996
                                                -----------     -----------
       Total operating expenses                   3,487,931       3,196,662
                                                -----------     -----------
       Income before income taxes                 3,392,614       2,484,240

Income taxes                                      1,185,000         867,000
                                                -----------     -----------

       Net income                               $ 2,207,614     $ 1,617,240
                                                ===========     ===========
       Earnings per share:

       Basic                                    $      0.75              --
       Diluted                                  $      0.75              --

See accompanying notes to the consolidated financial statements.

            1ST STATE BANCORP, INC. AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME FOR THE SIX MONTHS
                  ENDED MARCH 31, 2000 AND 1999

                                                                  Treasury              Accumulated
                                  Additional Unearned  Deferred   stock for                other           Total
                        Common     paid-in      ESOP     comp-    deferred    Retained  comprehensive  stockholders'
                         stock     capital     shares  ensation  compensation  income   income (loss)     equity
Balance at September
  30, 1998            $    --         --         --         --         --   25,872,605     93,000       25,965,605

Comprehensive income:
  Net income               --         --         --         --         --    1,617,240         --        1,617,240
  Other comprehensive
    income-unrealized
    gain on securities
    available-for-
    sale net of
    income taxes of
    $52,000                --         --         --         --         --           --    (82,000)         (82,000)
                                                                                                        ----------
Total comprehensive
  income                                                                                                 1,535,240

Balance at March
  31, 1999            $    --         --         --         --         --   27,489,845     11,000       27,500,845

Balance at September
  30, 1999            $31,631 49,216,648 (4,469,611) 2,373,485 (2,373,485)  26,959,913   (123,400)      71,615,181

Comprehensive income:
  Net income               --         --         --         --         --    2,207,614         --        2,207,614
  Other comprehensive
    income-unrealized
    loss on securities
    available-for-
    sale net of
    income taxes of
    $54,000                --         --         --         --         --           --    (90,600)         (90,600)
                                                                                                        ----------
Total comprehensive
  income                                                                                                 2,117,014
Release of ESOP
  shares                   --     (5,287)   281,417         --         --           --         --          276,130
Deferred
  compensation             --         --         --    229,896         --           --         --          229,896
Treasury stock
  held for deferred
  compensation             --         --         --         --   (229,896)          --         --         (229,896)
Cash dividend
  declared                 --         --         --         --         --     (506,100)        --         (506,100)
Cash dividend on
  unallocated
  ESOP shares              --         --         --         --         --       36,939         --           36,939
Balance at March
  31, 2000            $31,631 49,211,361 (4,188,194) 2,603,381 (2,603,381)  26,698,366   (214,000)      73,539,164


See accompanying notes to the consolidated financial statements.

          1ST STATE BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                       (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                   2000            1999
                                                ----------      ----------
Cash flows from operating activities:
   Net income                                    $  2,207,614   $  1,617,240
   Adjustment to reconcile net income to
     net cash provided by (used in) operating
     activities:
       Provision for loan losses                      120,000        120,000
       Depreciation                                   238,739        201,926
       Deferred tax expense (benefit)                (115,000)            --
       Amortization of premiums and
         discounts, net                               (17,453)         9,688
       Release of ESOP shares                         276,130             --
       Loan origination fees and unearned
         discounts deferred, net of current
         amortization                                  32,820         68,996
       Net loss on sale of loans                      361,567         91,174
       Proceeds from loans held for sale            9,209,435     26,931,170
       Originations of loans held for sale         (6,277,617)   (29,574,843)
       Increase in other assets                      (574,130)      (396,967)
       Increase in accrued interest receivable        (87,418)      (252,211)
       Decrease in other liabilities               (1,523,244)    (2,442,817)
                                                 ------------   ------------
              Net cash provided by (used in)
                operating activities                3,851,443     (3,262,644)
                                                 ------------   ------------

Cash flows from investing activities:
   Purchase of FHLB stock                            (430,800)            --
   Redemption of FHLB stock                           290,400             --
   Purchases of investment securities held
     to maturity                                   (3,996,250)   (30,748,750)
   Purchases of investment securities available
     for sale                                              --     (4,000,000)
   Proceeds from maturities of investment
     securities available for sale                  2,040,166      1,222,691
   Proceeds from maturities of investment
     securities held to maturity                    4,299,565     11,000,000
   Net decrease (increase) in loans receivable    (12,042,773)     8,016,843
   Purchases of premises and equipment                (76,043)      (181,036)
                                                 ------------   ------------
              Net cash used in investing
                activities                         (9,915,735)   (14,690,252)
                                                 ------------   ------------

                                                                  (Continued)

           1ST STATE BANCORP, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CASH FLOWS

          SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                       (UNAUDITED)

                                                FOR THE SIX MONTHS ENDED
                                                        MARCH 31,
                                                --------------------------
                                                   2000            1999
                                                ----------      ----------
Cash flows from financing activities:
   Net increase in deposits                      $  5,901,036    $ 85,311,147
   Advances from the Federal Home Loan Bank        16,000,000              --
   Repayments of advances from Federal Home
     Loan Bank                                    (10,000,000)             --
   Dividends on common stock                         (469,161)             --
   Increase in advance payments by borrowers
     for property taxes and insurance                 346,999         343,732
                                                 ------------    ------------
         Net cash provided by financing
           activities                              11,778,874      85,654,879
                                                 ------------    ------------
         Net increase in cash and cash
           equivalents                              5,714,582      67,337,983

Cash and cash equivalents at beginning of
  period                                           15,657,202      31,077,054
                                                 ------------    ------------
Cash and cash equivalents at end of period       $ 21,371,784    $ 98,415,037
                                                 ============    ============

Payments are shown below for the following:
  Interest                                       $  5,428,826    $  5,464,109
                                                 ============    ============
  Income taxes                                   $  1,316,825    $    300,000
                                                 ============    ============

Deferred compensation to be settled in
  Company's stock                                $    229,896    $          0
                                                 ============    ============
Unrealized losses on investment securities
     available for sale                          $   (144,600)   $   (134,000)
                                                 ============    ============

Dividends declared and payable                   $    234,579    $          0
                                                 ============    ============

Cash dividends on unallocated ESOP shares        $     36,939    $          0
                                                 ============    ============

Transfer of land from other assets to premises
  and equipment                                  $    545,181    $          0
                                                 ============    ============
Transfer from loans available for sale to
  loans receivable                               $  5,099,472    $          0
                                                 ============    ============

See accompanying notes to consolidated financial statements.

        1ST STATE BANCORP, INC. AND SUBSIDIARY

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999


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

NOTE 2.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 1999, which is derived from the September 30, 1999 audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

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

The components of the earnings per share computation for the three and six months ended March 31, 2000 are as follows:

                                                  Six Months     Three Months
                                                  ----------     ------------
Weighted average shares outstanding                3,163,125      3,163,125

Less: Unallocated ESOP shares                        223,597        219,932
                                                   ---------      ---------
Basic and diluted weighted average shares
  outstanding                                      2,939,528      2,943,193
                                                   =========      =========

NOTE 4.   EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,898,639. The loan is secured by the shares of stock purchased by the ESOP. During the three and six months ended March 31, 2000, 7,251 and 14,582 shares of stock were committed to be released and approximately $133,000 and $276,000 of compensation expense was recognized, respectively.

NOTE 5.   DEFERRED COMPENSATION

     Directors and certain executive officers participate in a deferred compensation plan, which was approved by the Board of Directors on September 24, 1997. This plan generally provides for fixed payments beginning after the participant retires. Each participant is fully vested in his account balance under the plan. Directors may elect to defer their directors' fees and executive officers may elect to defer 25% of their salary and 100% of bonus compensation.

     Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Conversion, so the Company purchased common stock in the Conversion on behalf of these participants to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

     During the six months ended March 31, 2000, deferred compensation recognized was $229,696.

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

      Comprehensive income is the change in equity of an enterprise during the period from transactions and other events and circumstances from nonowner sources, and, accordingly, includes both net income and amounts referred to as other comprehensive income. The Bank's other comprehensive income for the six months ended March 31, 2000 and 1999 consisted of unrealized gains and losses on certain investment securities available for sale. Comprehensive income for the six months ended March 31, 2000 and 1999 amounted to $2,117,014 and $1,535,240, respectively.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND
SEPTEMBER 30, 1999

     Total assets increased by $12.6 million or 3.8% from $332.9 million at September 30, 1999 to $345.6 million at March 31, 2000. Asset growth was funded during the period by a $5.9 million, or 2.5% increase in deposits and a $6.0 million, or 27.3% increase in FHLB advances. Deposits at March 31, 2000 and September 30, 1999 were $240.0 million and $234.1 million, respectively. The majority of the deposit increase was in demand, savings and money market investment accounts, which typically carry a lower interest rate than time deposits. At March 31, 2000, 65.7% of the Company's deposits are time deposits. Advances at March 31, 2000 and September 30, 1999 were $28.0 million and $22.0 million, respectively.

     Investment securities, both available for sale and held to maturity, decreased a combined total of $2.5 million, or 2.6%, from $95.3 million at September 30, 1999 to $92.8 million at March 31, 2000. During the six months ended March 31, 2000, we purchased $4.0 million of short-term government agency securities and we received $6.3 million from the maturity of like securities. Cash and cash equivalents increased $5.7 million, or 36.5%, from $15.7 million at September 30, 1999 to
$21.4 million at March 31, 2000.   The increase in cash and cash
equivalents resulted primarily from the sale of $4.0 million of mortgage loans which was funded on March 31, 2000.

     Loans receivable, net increased by $17.0 million, or 8.7%, from $195.3 million at September 30, 1999 to $212.3 million at
March 31, 2000.   This increase was offset somewhat by an $8.4
million decrease in loans held for sale. During the quarter ended March 31, 2000, the Company sold $6.9 million of loans held for sale and transferred $5.1 million to loans, net. These loans were transferred at the lower of their cost or fair value. Commercial and commercial real estate loans increased $7.1 million, or 8.1%, compared to September 30, 1999 levels reflecting current loan demand. Interest rates have risen to a level that we are retaining more of our mortgage production. One to four family residential loans increased $15.3 million, or 19.7%, compared to September 30, 1999 levels. We continue to emphasize consumer loans and equity lines of credit, which increased a combined total of $1.8 million since September 30, 1999.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH
31, 2000 AND 1999

     Net Income. We recorded net income of $1.1 million for the quarter ended March 31, 2000, compared to net income of $866,000 for the quarter ended March 31, 1999, representing an increase of $249,000, or 28.8%. The principal reason for the increase was the increase in the net interest income, which was offset in part by a decrease in other income and increased operating expenses and income taxes. For the three months ended March 31, 2000 both basic and diluted earnings per share were $0.38. Earnings per share data is not available for the 1999 period since the Company had no shares outstanding at that time.

     Interest Income. Total interest income was $6.0 million for the quarter ended March 31, 2000, as compared to $5.2 million for the quarter ended March 31, 1999, representing an increase of $798,000, or 15.4%. Average interest-earning assets increased by $35.6 million, or 12.5%, from $283.8 million for the quarter ended March 31, 1999 to $319.4 million for the quarter ended March 31, 2000. The growth in average interest-earning assets resulted from increases in loans and investments, which was partially offset by a decrease in overnight funds. We invested excess overnight funds into higher yielding government and agency securities and loans. Adding to the increase in interest income was an 18 basis point increase in the annualized average yield on interest-earning assets which increased from 7.32% for the three months ended March 31, 1999 to 7.50% for the three months ended March 31, 2000. The increased volume of interest-earning assets raised interest income by approximately $678,000 and the increased yield increased interest income by approximately $120,000.

     Interest Expense. Total interest expense was $2.8 million for the quarter ended March 31, 2000, as compared to $2.7 million for the quarter ended March 31, 1999, representing a decrease of $93,000, or 3.4%. Average interest-bearing liabilities increased $5.0 million, or 2.0%, from $247.4 million for the quarter ended March 31, 1999 to $252.4 million for the quarter ended March 31, 2000. Deposits decreased $1.3 million, which was offset by increased FHLB advances of $6.3 million. Some of the deposit outflow was used to fund 1st State stock purchases. The cost of funds increased 6 basis points from 4.38% for the three months ended March 31, 1999 to 4.44% for the same period in 2000. The Federal Reserve raised interest rates two times during the quarter ended March 31, 2000. The Company's cost of funds is directly impacted by movements in short-term
interest rates.   The increase in the rate paid on
interest-bearing liabilities increased interest expense by approximately $39,000 and the increase in average outstandings raised interest expense by approximately $54,000.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $705,000 or 28.4% from $2.5 million for the quarter ended March 31, 1999 to $3.2 million for the quarter ended March 31, 2000. Net earning assets increased by $30.7 million while our net interest rate spread increased 12 basis points from 2.94% to 3.06% and the annualized net interest margin increased 49 basis points from 3.50% to 3.99%. The increase in net interest rate spread resulted from our increased level of loans and investments and higher interest rates. The increase in net earning assets and net interest margin resulted primarily from the net proceeds from the sale of stock.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended March 31, 2000 and 1999.

     Other Income. Other income decreased $35,000, or 9.3%, from $376,000 for the quarter ended March 31, 1999 to $341,000 for the quarter ended March 31, 2000. Mortgage banking income, net decreased $55,000, or 68.5%, from $80,000 for the quarter ended March 31, 1999 to $25,000 for the quarter ended March 31, 2000. Interest rates were higher in 2000 than in 1999 which decreased our origination of mortgage loans and consequently our mortgage banking income. During the quarter ended March 31, 2000, we sold fixed-rate mortgage loans of $6.7 million and recognized $25,000 from the origination and sale of these loans. During the quarter ended March 31, 1999, we sold fixed-rate mortgage loans of $7.9 million and recognized income of $80,000 from the origination and sale of these loans. Customer service fees increased $11,000, or 8.8% from $129,000 for the quarter ended March 31, 1999 to $140,000 for the quarter ended March 31, 2000. This increase results from growth in the number of transaction accounts. In addition, during the quarter ended March 31, 2000, commissions from sales of annuities and mutual funds increased $14,000 or 12.9% from $102,000 for the quarter ended March 31, 1999 to $116,000 for the quarter ended March 31, 2000. The increase resulted from a slightly higher volume of sales of annuities and mutual fund products.

     Operating Expenses. Total operating expenses increased $266,000, or 18.0% from $1.5 million for the quarter ended March 31, 1999 to $1.7 million for the quarter ended March 31, 2000. Compensation and related benefits expense increased $150,000, or 15.7% from $1.0 million for the quarter ended March 31, 1999 to $1.1 million for the quarter ended March 31, 2000. This increase was primarily the result of the ESOP expense of $133,000 for the quarter ended March 31, 2000, which was not present in 1999. Occupancy and equipment expense increased $61,000, or 31.3% from $195,000 million for the quarter ended March 31, 1999 to $255,000 for the quarter ended March 31, 2000. This increase was primarily the result of higher depreciation expense. Other operating expense increased $79,000, or 27.2% from $290,000 for the quarter ended March 31, 1999 to $369,000 for the quarter ended March 31, 2000. This increase results from expenses of being a public company that were not present in the prior year. We expect that operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating as a public company. Operating expense is also expected to increase as the result of the implementation of stock-based compensation plans.

     Income Tax Expense. Income tax expense increased $155,000, or 34.2%, from $453,000 for the quarter ended March 31, 1999 to $608,000 for the quarter ended March 31, 2000. The increase resulted from a $404,000 increase in income before income taxes. The effective tax rates were 35.3% and 34.3% for the quarters ended March 31, 2000 and 1999, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH
31, 2000 AND 1999

     Net Income. We recorded net income of $2.2 million for the six months ended March 31, 2000, compared to net income of $1.6 million for the six months ended March 31, 1999, representing an increase of $590,000, or 36.5%. The principal reason for the increase was the increase in the net interest income, which was offset in part by a decrease in other income and increases in operating expenses and income taxes. For the six months ended March 31, 2000 both basic and diluted earnings per share were $0.75. Earnings per share data is not available for the 1999 period since the Company had no shares outstanding at that time.

     Interest Income. Total interest income was $11.9 million for the six months ended March 31, 2000, as compared to $10.3 million for the six months ended March 31, 1999, representing an increase of $1.7 million, or 16.1%. Average interest-earning assets increased by $40.0 million, or 14.4 %, from $277.2 million for the six months ended March 31, 1999 to $317.2 million for the six months ended March 31, 2000. The growth in average interest-earning assets was primarily from the investment of the net proceeds from the Conversion. We invested excess overnight funds into higher yielding government and agency securities and loans. Interest income also increased because of an 11 basis point increase in the annualized average yield on interest-earning assets from 7.42% for the six months ended March 31, 1999 to 7.53% for the six months ended March 31, 2000. The increased volume of interest-earning assets raised interest income by approximately $1.5 million and the increased yield increased interest income by approximately $155,000.

     Interest Expense. Total interest expense was $5.5 million for the six months ended March 31, 2000, as compared to $5.6 million for the six months ended March 31, 1999, representing a decrease of $63,000, or 1.1%. Average interest-bearing liabilities increased $2.7 million, or 1.1%, from $247.7 million for the six months ended March 31, 1999 to $250.4 million for the six months ended March 31, 2000. The cost of funds decreased 9 basis points from 4.48% for the six months ended March 31, 1999 to 4.39% for the same period in 2000. The decrease in the rate paid on interest-bearing liabilities reduced interest expense by approximately $123,000 and the increase in average outstandings raised interest expense by approximately $60,000.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $1.7 million or 36.4% from $4.7 million for the six months ended March 31, 1999 to $6.5 million for the six months ended March 31, 2000. Net earning assets increased by $37.4 million while our net interest rate spread increased 66 basis points from 3.41% to 4.07% and the annualized net interest margin increased 20 basis points from 2.94% to 3.14%. The increase in net interest rate spread resulted from our increased level of loans and investments and higher interest rates. The increase in net earning assets and net interest margin resulted primarily from the net proceeds from the sale of stock.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for both the six months ended March 31, 2000 and 1999.

     Other Income. Other income decreased $523,000, or 48.8%, from $1.1 million for the six months ended March 31, 1999 to $548,000 for the six months ended March 31, 2000. Interest rates on mortgage loans were higher in the six months ended March 31, 2000 than in 1999 which slowed the origination and sale of fixed rate mortgage loans. As a result, mortgage banking income, net decreased $504,000, or 113.0%, from income of $446,000 for the six months ended March 31, 1999 to a loss of $58,000 for the six months ended March 31, 2000. We sold $9.2 million of loans during the six months ended March 31, 2000, a decrease of $17.7 million, or 65.8% from the $26.9 million sold in the six months ended March 31, 1999. The increase in interest rates during the six months caused the fair market value of the loans held for sale to decline below cost. We charged earnings with a loss of $180,000, which offset the $122,000, recognized from the origination and sale of loans during the six months ended March 31, 2000. In addition, during the six months ended March 31, 2000, commissions from sales of annuities and mutual funds decreased $35,000 or 15.1% from $230,000 for the six months ended March 31, 2000 to $195,000 for the six months ended March 31, 2000. The decrease resulted from lower sales of these products during the first quarter of fiscal 2000.

     Operating Expenses. Total operating expenses increased $291,000, or 9.1% from $3.2 million for the six months ended March 31, 1999 to $3.5 million for the six months ended March 31, 2000. Compensation and related benefits expense increased $216,000, or 10.4% from $2.1 million for the six months ended March 31, 1999 to $2.3 million for the six months ended March 31, 2000. The primary reason for this increase was the $276,000 of ESOP expense which was not present in 1999. Other operating expenses increased $67,000 or 11.3% from $591,000 for the six months ended March 31, 1999 to $658,000 for the six months ended March 31, 2000. The primary reason for this increase is additional expenses (legal, accounting, printing, postage) of being a public company which were not present in 1999. We expect that operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating as a public company. Operating expense is also expected to increase as the result of the implementation of stock-based compensation plans.

     Income Tax Expense. Income tax expense increased $318,000, or 36.7%, from $867,000 for the six months ended March 31, 1999 to $1,185,000 for the six months ended March 31, 2000. The increase resulted from a $908,000 increase in income before income taxes. The effective tax rates were 34.9% for both the six months ended March 31, 2000 and 1999.

ASSET QUALITY

     At March 31, 2000, we had approximately $3.1 million of loans in nonaccrual status as compared with $366,000 at September 30, 1999 and $505,000 at March 31, 1999. At March 31, 2000, impaired loans totaled $2.8 million as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The increase resulted from two unrelated loan customers, both of which have loans secured by commercial real estate properties in Alamance county. At March 31, 2000, all of the $2.8 million is on non-accrual status, and their related reserve for loan losses totaled $404,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $2.8 million and $1.7 million during the three and six months ended March 31, 2000, respectively. Gross interest income of $1,000 and $47,000 was recognized during the three and six months ended March 31, 2000. This interest income represents payments that were made on these impaired loans before they were impaired. If amounts are received on nonaccrual loans or impaired loans, we decide whether payments received should be recorded as a reduction of the principal balance or as interest income depending on our analysis of the collectibility of principal. No payments have been received on impaired loans since they have been classified as impaired. There were no impaired loans at March 31, 1999.
We had no loans contractually past due 90 days or more and still accruing at March 31, 2000 and 1999. The allowance for loan losses was $3.6 million or 1.66% of outstanding loans at March 31, 2000. This compares to 1.74% at September 30, 1999 and 1.74% at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 1999, the Bank's liquidity ratio exceeded such requirements.
Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $21.4 million. We have other sources of liquidity should we need additional funds. During the six months ended March 31, 2000 and 1999, we sold loans totaling $9.2 million and $26.9 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $13.5 million at March 31, 2000.

     We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2000, we had $11.9 million in commitments to originate new loans, $52.5 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $139,000 in standby letters of credit. At March 31, 2000, certificates of deposit, which are scheduled to mature within one year totaled $126.3 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%.
The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2000 and is deemed to be "well capitalized."

ACCOUNTING ISSUES

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133 - an amendment of FASB No. 133" delayed the effective date of this statement for one year. This statement is effective for the Company beginning October 1, 2000, without any significant impact expected on the consolidated financial statements as the Company does not have any significant derivative financial instruments and is not involved in any hedging activities.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK

     The Company monitors whether material changes in market risk have occurred since September 30, 1999. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 1999.

                  PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on
January 25, 2000. At this meeting 2,536,884 shares of the Company's common stock were represented in person or by proxy.

     Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                         Votes in Favor        Votes
     Nominee              Of Election         Withheld

Bernie C. Bean             2,532,383           4,501
James C. McGill            2,532,383           4,501
Virgil L. Stadler          2,532,383           4,501

     There were no broker nonvotes on the matter.

     The terms of office of Directors James A. Barnwell, Jr.,
James G. McClure, T. Scott Quakenbush, Richard C. Keziah and
Richard H. Shirley continued after the meeting.


ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a.)      The following exhibits are being filed with this
quarterly report on Form 10-Q:

               NO.            DESCRIPTION
               --             -----------

               27        Financial Data Schedule (EDGAR Only)

(b.) Reports on Form 8-K.   During the quarter ended March 31,
     -------------------
2000, the registrant did not file any current reports on Form
8-K.

                      SIGNATURES



Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      1ST STATE BANCORP, INC.


Date: May 11, 2000    /s/ James C. McGill
                      --------------------------------
                      James C. McGill
                      President and Chief Executive Officer
                      (Principal Executive Officer)


Date: May 11, 2000    /s/ A. Christine Baker
                      --------------------------------
                      A. Christine Baker
                      Treasurer and Secretary
                      (Principal Financial and Accounting
                       Officer)