Form 10-Q
period 2000-06-30
1ST STATE BANCORP INC
filed 2000-08-14
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

    OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.

             (Exact Name of Registrant as Specified in Its Charter)


         VIRGINIA                                            56-2130744
--------------------------------                         ------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                   27215
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


Registrant' s Telephone Number, Including Area Code (336) 227-8861
                                                    --------------

                                       N/A

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---     ---
     As of August 7, 2000, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited)
            and September 30, 1999............................................1

         Consolidated Statements of Income for the Three Months Ended
            June 30, 2000 and 1999 (unaudited)................................2

         Consolidated Statements of Income for the Nine Months Ended
            June 30, 2000 and 1999 (unaudited)................................3

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the Nine Months Ended June 30, 2000 and
            1999 (unaudited)...................................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended
            June 30, 2000 and 1999 (unaudited).................................5

         Notes to Consolidated Financial Statements............................7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........13


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................14

Item 2.  Changes in Securities and Use of Proceeds............................14

Item 3.  Defaults Upon Senior Securities......................................14

Item 4.  Submission of Matters to a Vote of Security Holders..................14

Item 5.  Other Information....................................................14

Item 6.  Exhibits and Reports on Form 8-K.....................................14


SIGNATURES....................................................................15

                     1st State Bancorp, Inc. and Subsidiary

                           Consolidated Balance Sheets

                      June 30, 2000 and September 30, 1999

                                                                                AT                 AT
                                                                              JUNE 30,        SEPTEMBER 30,
                                                                                2000               1999
                                                                          ----------------   --------------
                                                                             (Unaudited)
                                      ASSETS

Cash and cash equivalents                                                $   32,318,574      $   15,657,202
Investment securities:
     Held to maturity (fair value of $65,422,922 and $82,541,457
         at June 30, 2000 and September 30, 1999, respectively)              68,231,508          84,228,343
     Available for sale (cost of $10,064,253 and $11,241,966
         at June 30, 2000 and September 30, 1999, respectively)               9,697,632          11,035,966
Loans held for sale, at lower of cost or fair value                           5,661,084          12,143,063
Loans receivable (net of allowance for loan losses of $3,474,480 and $3,454,373 at June 30, 2000 and September 30, 1999,
   respectively)                                                            222,641,437         195,292,344
Federal Home Loan Bank stock, at cost                                         1,650,000           1,259,600
Premises and equipment                                                        7,733,565           7,282,361
Accrued interest receivable                                                   2,437,766           2,652,134
Other assets                                                                  3,595,585           3,374,915
                                                                         --------------      --------------
          Total assets                                                   $  353,967,151      $  332,925,928
                                                                         ==============      ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                       $  243,824,380      $  234,094,735
  Advances from Federal Home Loan Bank                                       30,000,000          22,000,000
  Advance payments by borrowers for property taxes and insurance                758,839             232,973
  Other liabilities                                                           4,408,422           4,983,039
                                                                         --------------      --------------
          Total liabilities                                                 278,991,641         261,310,747
                                                                         --------------      --------------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 and 3,163,125 shares issued and outstanding
         at June 30, 2000 and September 30, 1999, respectively                   32,896              31,631
   Additional paid in capital                                                51,536,043          49,216,648
   Unearned ESOP shares                                                      (4,046,963)         (4,469,611)
   Deferred compensation                                                      2,603,381           2,373,485
   Treasury stock for deferred compensation                                  (2,603,381)         (2,373,485)
   Unearned compensation - management recognition plan                       (1,489,856)                 --
   Retained income - substantially restricted                                29,166,990          26,959,913
   Accumulated other comprehensive income (loss) - net unrealized
          loss on investment securities available for sale                     (223,600)           (123,400)
                                                                         ---------------     ---------------

          Total stockholders' equity                                         74,975,510          71,615,181
                                                                         --------------      --------------

          Total liabilities and stockholders' equity                     $  353,967,151      $  332,925,928
                                                                         ==============      ==============

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary

                        Consolidated Statements of Income

                For the Three Months Ended June 30, 2000 and 1999

                                   (Unaudited)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                           2000                 1999
                                                                       -------------      --------------
Interest income:
   Interest and fees on loans                                          $   4,721,798      $    3,990,379
   Interest and dividends on investments                                   1,380,171           1,085,944
   Overnight deposits                                                        178,419             392,250
                                                                       -------------      --------------
         Total interest income                                             6,280,388           5,468,573
                                                                       -------------      --------------

Interest expense:
    Deposit accounts                                                       2,563,811           2,283,832
    Borrowings                                                               391,276             272,495
                                                                       -------------      --------------
         Total interest expense                                            2,955,087           2,556,327
                                                                       -------------      --------------

         Net interest income                                               3,325,301           2,912,246

Provision for loan losses                                                     60,000              60,000
                                                                       -------------      --------------

         Net interest income after provision for loan losses               3,265,301           2,852,246
                                                                       -------------      --------------

Other income:
   Loan servicing fees                                                        22,594              24,808
   Customer service fees                                                     149,217             126,005
   Commissions from sales of annuities and mutual funds                      128,180              97,842
   Mortgage banking income (loss), net                                        80,282            (131,273)
   Net gain on sale of real estate owned                                     148,739                  --
   Other                                                                      50,869              66,285
                                                                       -------------      --------------
         Total other income                                                  579,881             183,667
                                                                       -------------      --------------

Operating expenses:
   Compensation and related benefits                                       2,075,326           1,242,392
   Occupancy and equipment                                                   262,878             277,719
   Deposit insurance premiums                                                 11,818              34,877
   Contribution expense                                                        2,600           3,014,205
   Other expenses                                                            405,985             265,422
                                                                       -------------      --------------
         Total operating expenses                                          2,758,607           4,834,615
                                                                       -------------      --------------

         Income (loss) before income taxes                                 1,086,575          (1,798,702)

Income taxes (benefit)                                                       380,000            (621,000)
                                                                       -------------      ---------------

         Net income (loss)                                             $     706,575      $   (1,177,702)
                                                                       =============      ===============

         Earnings (loss) per share:

         Basic                                                         $       0.24       $         (0.48)
         Diluted                                                       $       0.23       $         (0.48)


See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary

                        Consolidated Statements of Income

                For the Nine Months Ended June 30, 2000 and 1999

                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                   June 30,
                                                                           2000                 1999
                                                                       -------------      --------------
Interest income:
   Interest and fees on loans                                          $  13,556,108          $11,949,089
   Interest and dividends on investments                                   4,284,506            2,724,689
   Overnight deposits                                                        383,617            1,078,730
                                                                       -------------          -----------
         Total interest income                                            18,224,231           15,752,508
                                                                       -------------          -----------

Interest expense:
    Deposit accounts                                                       7,334,399            7,288,019
    Borrowings                                                             1,112,037              822,445
                                                                       -------------          -----------
         Total interest expense                                            8,446,436            8,110,464
                                                                       -------------          -----------

         Net interest income                                               9,777,795            7,642,044

Provision for loan losses                                                    180,000              180,000
                                                                       -------------          -----------


         Net interest income after provision for loan losses               9,597,795            7,462,044
                                                                       -------------          -----------

Other income:
   Loan servicing fees                                                        67,271               76,655
   Customer service fees                                                     430,635              401,630
   Commissions from sales of annuities and mutual funds                      323,097              327,479
   Mortgage banking income, net                                               22,550              314,934
   Net gain on sale of real estate owned                                     148,739                   --
   Other                                                                     135,640              134,073
                                                                       -------------          -----------
         Total other income                                                1,127,932            1,254,771
                                                                       -------------          -----------


Operating expenses:
   Compensation and related benefits                                       4,358,499            3,383,794
   Occupancy and equipment                                                   764,062              701,404
   Deposit insurance premiums                                                 57,587              104,344
   Contribution expense                                                        8,250            3,033,196
   Other expenses                                                          1,058,140              808,539
                                                                       -------------          -----------
         Total operating expenses                                          6,246,538            8,031,277
                                                                       -------------          -----------

         Income before income taxes                                        4,479,189              685,538

Income taxes                                                               1,565,000              246,000
                                                                       -------------          -----------

         Net income                                                    $   2,914,189          $   439,538
                                                                       =============          ===========
         Earnings per share:

         Basic                                                         $       0.99         $       (0.48)
         Diluted                                                       $       0.96         $       (0.48)

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                                                                 TREASURY
                                                                  ADDITIONAL      UNEARNED                      STOCK FOR
                                                   COMMON          PAID-IN          ESOP       DEFERRED          DEFERRED
                                                   STOCK           CAPITAL         SHARES    COMPENSATION      COMPENSATION
                                                   ------         ----------      --------   ------------      ------------


Balance at September 30, 1998                      $      --            --             --             --            --

Comprehensive income:
     Net income                                           --            --             --             --            --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $131,850                        --            --             --             --            --
Total comprehensive income

Net proceeds from issuance of common stock              31,631    49,215,725           --             --            --
Common stock acquired by ESOP                             --            --       (4,898,639)          --            --
Release of ESOP shares                                    --           2,013        331,982           --            --
Deferred compensation                                     --            --             --        2,351,365          --
Treasury stock held for deferred compensation             --            --             --             --      (2,351,365)
Cash dividends declared                                   --            --             --             --            --
Cash dividends on unallocated ESOP shares                 --            --             --             --            --
                                                   -----------   -----------    -----------    -----------   -----------
Balance at June 30, 1999                                31,631    49,217,738     (4,566,657)     2,351,365    (2,351,365)
                                                   ===========   ===========    ===========    ===========   ===========

Balance at September 30, 1999                      $    31,631    49,216,648     (4,469,611)     2,373,485    (2,373,485)

Comprehensive income:
     Net income                                           --            --             --             --            --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $60,800                         --            --             --             --            --

Total comprehensive income
Shares issued for MRP                                    1,265     2,330,747           --             --            --
Vesting of MRP shares                                     --            --             --             --            --
Release of ESOP shares                                    --         (11,352)       422,648           --            --
Deferred compensation                                     --            --             --          229,896          --
Treasury stock held for deferred compensation             --            --             --             --        (229,896)
Cash dividend declared                                    --            --             --             --            --
Cash dividends on unallocated ESOP and
   unvested MRP shares                                    --            --             --             --            --
                                                   -----------   -----------    -----------    -----------   -----------
Balance at June 30, 2000                           $    32,896    51,536,043     (4,046,963)     2,603,381    (2,603,381)
                                                   ===========   -----------    -----------    -----------   -----------


                                               UNEARNED COMPENSATION               ACCUMULATED
                                                     MANAGEMENT                      OTHER             TOTAL
                                                    RECOGNITION      RETAINED     COMPREHENSIVE     STOCKHOLDERS'
                                                       PLAN           INCOME      INCOME (LOSS)        EQUITY
                                                -------------------  --------     -------------     -------------

Balance at September 30, 1998                             --         25,872,605        93,000        25,965,605

Comprehensive income:
     Net income                                           --            439,538           --            439,538
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $131,850                        --             --          (201,400)         (201,400)
                                                                                                    -----------
Total comprehensive income                                                                              238,138

Net proceeds from issuance of common stock                --             --               --         49,247,356
Common stock acquired by ESOP                             --             --               --         (4,898,639)
Release of ESOP shares                                    --             --               --            333,995
Deferred compensation                                     --             --               --          2,351,365
Treasury stock held for deferred compensation             --             --               --         (2,351,365)
Cash dividends declared                                   --           (253,050)          --           (253,050)
Cash dividends on unallocated ESOP shares                 --             20,244           --             20,244
                                                   -----------      -----------   -----------       -----------
Balance at June 30, 1999                                  --         26,079,337      (108,400)       70,653,649
                                                   ===========      ===========   ===========       ===========
Balance at September 30, 1999                                        26,959,913      (123,400)       71,615,181

Comprehensive income:
     Net income                                                       2,914,189           --          2,914,189
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $60,800                                            --      (100,200)         (100,200)
                                                                                                    -----------
Total comprehensive income                                                                            2,813,989
Shares issued for MRP                               (2,332,012)          --               --              --
Vesting of MRP shares                                  842,156           --               --            842,156
Release of ESOP shares                                    --             --               --            411,296
Deferred compensation                                     --             --               --            229,896
Treasury stock held for deferred compensation             --             --               --           (229,896)
Cash dividend declared                                    --           (769,269)          --           (769,269)
Cash dividends on unallocated ESOP and                    --             --               --               --
   unvested MRP shares                                    --             62,157           --             62,157
                                                   -----------      -----------   -----------       -----------
Balance at June 30, 2000                            (1,489,856)      29,166,990      (223,600)       74,975,510
                                                   ===========      ===========   ===========       ===========

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                2000                1999
                                                                            -------------       ------------

Cash flows from operating activities:
   Net income                                                              $   2,914,189       $     439,538
   Adjustment to reconcile net income to net cash provided by
       (used in) operating activities:
           Provision for loan losses                                             180,000             180,000
           Depreciation                                                          359,483             349,827
           Deferred tax expense                                                   84,000                  --
Amortization of premiums and discounts, net                                      (23,253)             32,664
           Gain on sale of real estate owned                                     148,739                  --
           Contribution of shares to Foundation                                       --            3,000,000
           Release of  ESOP shares                                               411,296             333,990
           Vesting of MRP shares                                                 842,156                  --
           Loan origination fees and unearned discounts
               deferred, net of current amortization                              56,287              85,925
           Net loss on sale of loans                                             424,670             427,120
           Proceeds from loans held for sale                                  14,324,397          34,604,174
           Originations of loans held for sale                               (13,363,686)        (38,252,785)
           Increase in other assets                                             (789,050)         (2,979,028)
           Decrease (increase) in accrued interest receivable                    214,368            (294,852)
           Decrease in other liabilities                                        (577,989)         (1,266,096)
                                                                           -------------       -------------
Net cash provided by (used in) operating activities                            5,205,607          (3,339,523)
                                                                           -------------       -------------

Cash flows from investing activities:
    Purchase of FHLB stock                                                      (680,800)                 --
    Redemption of FHLB stock                                                     290,400              86,900
    Purchases of investment securities held to maturity                       (3,996,250)        (63,680,540)
    Purchases of investment securities available for sale                             --          (4,000,000)
    Proceeds from maturities of investment securities available for sale       2,080,908           2,345,049
    Proceeds from maturities of investment securities
        held to maturity                                                      19,112,764          14,676,313
    Proceeds from sale of real estate owned                                     (148,740)                 --
    Net decrease (increase) in loans receivable                              (22,488,782)          7,478,838
    Purchases of premises and equipment                                         (265,506)           (199,405)
                                                                           -------------       -------------

                         Net cash used in investing activities                (6,096,006)        (43,292,845)
                                                                           -------------       -------------

                                                                                                     (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                                 FOR THE NINE MONTHS ENDED
                                                                                        JUNE 30,
                                                                                2000                1999
                                                                            -------------       ------------

Cash flows from financing activities:
   Net increase in deposits                                                $   9,729,645       $ (10,941,891)
   Advances from the Federal Home Loan Bank                                   36,000,000                  --
   Repayments of advances from Federal Home Loan Bank                        (28,000,000)                 --
   Dividends on common stock                                                    (703,740)                 --
   Net proceeds from sale of stock                                                    --          46,247,361
   Purchase of stock for ESOP                                                         --          (4,898,639)
   Increase in advance payments by borrowers for
       property taxes and insurance                                              525,866             510,199
                                                                           -------------       -------------

Net cash provided by financing activities                                     17,551,771          30,917,030
                                                                           -------------       -------------

        Net increase (decrease) in cash and cash equivalents                  16,661,372         (15,715,338)

Cash and cash equivalents at beginning of period                              15,657,202          31,077,054
                                                                           -------------       -------------

Cash and cash equivalents at end of period                                 $  32,318,574       $  15,361,716
                                                                           =============       =============

Payments are shown below for the following:
  Interest                                                                 $   8,403,517       $   8,103,571
                                                                           =============       =============

  Income taxes                                                             $   2,112,412       $     303,000
                                                                           =============       =============

Deferred compensation to be settled in Company's stock                     $     229,896       $          --
                                                                           =============       =============

Unrealized losses on investment securities
     available for sale                                                    $    (100,200)      $   ( 201,400)
                                                                           =============       =============

Dividends declared and payable                                             $     237,951       $     232,806
                                                                           =============       =============

Supplemental noncash investing and financing activities:

Cash dividends on unallocated ESOP and unissued MRP shares                 $      62,157       $      20,244
                                                                           =============       =============

Transfer of land from other assets to premises and equipment               $     545,181       $          --
                                                                           =============       =============

Transfer from loans available for sale to loans receivable                 $   5,099,472      $           --
                                                                           =============      ==============

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999


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

         The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2000. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

         Earnings per share computations have been made only for the periods subsequent to the Conversion. The Company's earnings per share for the three and nine month periods ended June 30, 2000 are based on basic weighted average shares of 2,961,604 and 2,946,833, respectively, and diluted weighted average shares of 3,062,235 and 3,047,464, respectively, of common stock outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted, as follows:

                                                                       Nine months               Three months
                                                                       -----------               ------------

         Average shares issued and outstanding                         3,163,125                 3,163,125
         Add: weighted average vested MRP shares issued                    3,693                    11,120
         Less: weighted average unallocated ESOP shares                 (219,985)                 (212,641)
                                                                       ---------                 ---------
         Average basic shares for earnings per share                   2,946,833                 2,961,604

         Add: unvested MRP shares                                         84,319                    84,319
         Add: potential common stock pursuant to stock option plan        16,312                    16,312
                                                                       ---------               -----------
         Average diluted shares for earnings per share                 3,047,464                 3,062,235


NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

         The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,898,639. The loan is secured by the shares of stock purchased by the ESOP. During the three and nine months ended June 30, 2000, 7,251 and 21,833 shares of stock were committed to be released and approximately $135,000 and $411,000 of compensation expense was recognized, respectively.

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

         Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants have elected this option concurrent with the Conversion, so the Company purchased common stock in the Conversion on behalf of these participants to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 1999 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

         The expense related to this plan for the three and nine months ended June 30, 2000 was $53,000 and $161,000, respectively, and it is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

         The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with one-third immediately vesting on the date of the grant. Compensation expense of $842,000 associated with the MRP was recorded during the quarter ended June 30, 2000.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

         On June 6, 2000 the Company's stockholders approved the 1 st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company has granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant of the stock.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND SEPTEMBER 30, 1999

         Total assets increased by $21.1 million or 6.3% from $332.9 million at September 30, 1999 to $354.0 million at June 30, 2000. Asset growth was funded during the period by a $9.7 million, or 4.1% increase in deposits and a $8.0 million, or 36.4% increase in FHLB advances. Deposits at June 30, 2000 and September 30, 1999 were $243.8 million and $234.1 million, respectively. The majority of the deposit increase was in demand, checking and money market investment accounts, which typically carry a lower interest rate than time deposits. At June 30, 2000, 65.6% of the Company's deposits are time deposits. Advances at June 30, 2000 and September 30, 1999 were $30.0 million and $22.0 million, respectively.

         Cash and cash equivalents increased $16.6 million, or 105.7%, from $15.7 million at September 30, 1999 to $32.3 million at June 30, 2000. The increase in cash and cash equivalents resulted primarily from investment maturities. Investment securities, both available for sale and held to maturity, decreased a combined total of $17.4 million, or 18.3%, from $95.3 million at September 30, 1999 to $77.9 million at June 30, 2000. During the nine months ended June 30, 2000, we purchased $4.0 million of short-term government agency securities and we received $21.2 million from the maturity of like securities.

         Loans receivable, net increased by $27.3 million, or 14.0%, from $195.3 million at September 30, 1999 to $222.6 million at June 30, 2000. This increase was offset somewhat by a $6.4 million decrease in loans held for sale. Loans held for sale decreased 52.9% from $12.1 million at September 30, 1999 to $5.7 million at June 30, 2000. Commercial and commercial real estate loans increased $14.5 million, or 21.2%, compared to September 30, 1999 levels reflecting current loan demand. Interest rates have risen to a level that we are retaining more of our mortgage production. One to four family residential loans increased $7.4 million, or 8.2%, compared to September 30, 1999 levels. We continue to emphasize consumer loans and equity lines of credit, which increased a combined total of $2.4 million since September 30, 1999.

         Stockholders' equity increased from $71.6 million at September 30, 1999 to $75.0 million at June 30, 2000. On June 6, 2000, restricted stock awards of 126,482 shares were awarded to 15 directors and officers of the Bank under the 1st State Bancorp, Inc. Management Recognition Plan (the "MRP) which was approved by the stockholders at a Special Meeting on that day. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares granted vest at the rate of 33 1/3% each year beginning with a one-third immediate vest on the date of the grant.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2000 AND
1999

         Net Income. We recorded net income of $707,000 for the quarter ended June 30, 2000, compared to a net loss of $1.2 million for the quarter ended June 30, 1999. The results for the quarter ended June 30, 1999 included a one-time after-tax charge of $2.0 million to fund the 1st State Bank Foundation, Inc. Earnings of $802,000 would have been reported for the quarter excluding the effect of the one-time charge. For the three months ended June 30, 2000 basic and diluted earnings per share were $0.24 and $0.23, respectively. The Company reported basic and diluted loss per share for the quarter ended June 30, 1999 of $0.48 per share. The 1999 earnings per share calculation includes only the Company's results since the conversion on April 23, 1999, which also includes the one-time after-tax charge of $2.0 million.

         Interest Income. Total interest income was $6.3 million for the quarter ended June 30, 2000, as compared to $5.5 million for the quarter ended June 30, 1999, representing an increase of $812,000, or 14.8%. Average interest-earning assets increased by $19.1 million, or 6.3%, from $304.6 million for the quarter ended June 30, 1999 to $323.7 million for the quarter ended June 30, 2000. The growth in average interest-earning assets resulted primarily from increases in loans and investments which was partially offset by a decrease in overnight funds. We invested excess overnight funds into higher yielding government and agency securities and loans. Adding to the increase in interest income was a 58 basis point increase in the annualized average yield on interest-earning assets which increased from 7.18% for the three months ended June 30, 1999 to 7.76% for the three months ended June 30, 2000. The increased volume of interest-earning assets raised interest income by approximately $343,000 and the increased yield increased interest income by approximately $469,000.

         Interest Expense. Total interest expense was $3.0 million for the quarter ended June 30, 2000, as compared to $2.6 million for the quarter ended June 30, 1999, representing an increase of $399,000, or 15.3%. Average interest-bearing liabilities increased $3.9 million, or 1.6%, from $250.8 million for the quarter ended June 30, 1999 to $254.7 million for the quarter ended June 30, 2000. Average deposits decreased $3.2 million, which was offset by increased average FHLB advances of $7.1 million. Some of the deposit outflow was used by Bank customers in 1999 to fund 1st State stock purchases. The cost of funds increased 56 basis points from 4.08% for the three months ended June 30, 1999 to 4.64% for the same period in 2000. The Federal Reserve raised interest rates six times during the year ended June 30, 2000. The Company's cost of funds is directly impacted by movements in short-term interest rates. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $359,000 and the increase in average outstandings raised interest expense by approximately $40,000.

         Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $413,000 or 14.2% from $2.9 million for the quarter ended June 30, 1999 to $3.3 million for the quarter ended June 30, 2000. Net earning assets increased by $15.2 million from $53.8 million for the quarter ended June 30, 1999 to $69.0 million for the quarter ended June 30, 2000 while our net interest rate spread increased 2 basis points from 3.10% to 3.12% and the annualized net interest margin increased 29 basis points from 3.82% to 4.11%. The increase in the net interest rate spread resulted from our increased level of loans and investments and higher interest rates. The increase in net earning assets and net interest margin resulted primarily from the net proceeds from the sale of stock.

         Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended June 30, 2000 and 1999.

         Other Income. Other income increased $396,000, or 215.2%, from $184,000 for the quarter ended June 30, 1999 to $580,000 for the quarter ended June 30, 2000. Mortgage banking income, net increased $211,000 from a loss of $131,000 for the quarter ended June 30, 1999 to income of $80,000 for the quarter ended June 30, 2000. During the quarter ended June 30, 2000, we sold fixed-rate for sale mortgage loans of $5.1 million and recognized $61,000 from the origination and sale of these loans, and the Bank was able to record a nominal recovery on its lower of cost or fair value valuation reserve on loans held for sale of $20,000. During the quarter ended June 30, 1999, we sold fixed-rate mortgage loans of $8.1 million and recognized income of $95,000 from the origination and sale of these loans; however, the increase in interest rates during this quarter required a $226,000 charge to earnings to record the loans held for sale to the lower of cost or fair value. Customer service fees increased $23,000, or 18.3% from $126,000 for the quarter ended June 30, 1999 to $149,000 for the quarter ended June 30, 2000. This increase results from growth in the number of transaction accounts. In addition, during the quarter ended June 30, 2000, commissions from sales of annuities and mutual funds increased $30,000 or 30.6% from $98,000 for the quarter ended June 30, 1999 to $128,000 for the quarter ended June 30, 2000. The increase resulted from a slightly higher volume of sales of annuities and mutual fund products. The Company recorded a one-time gain on the sale of an other real estate owned property of $149,000 during the quarter ended June 30, 2000.

         Operating Expenses. Total operating expenses were $4.8 million for the quarter ended June 30, 1999 compared to $2.8 million for the quarter ended June 30, 2000. Compensation and related benefits expense increased $833,000, or 69.4% from $1.2 million for the quarter ended June 30, 1999 to $2.1 million for the quarter ended June 30, 2000. This increase was primarily the result of the MRP expense of $842,000 for the quarter ended June 30, 2000, which was not present in 1999. Contributions expense decreased $3.0 million, or 99.9% from $3.0 million for the quarter ended June 30, 1999 to $3,000 for the quarter ended June 30, 2000. This decrease was the result of the $3.0 million contribution to fund the Foundation that occurred in 1999. Other operating expense increased $141,000, or 53.2% from $265,000 for the quarter ended June 30, 1999 to $406,000 for the quarter ended June 30, 2000. This increase results from expenses of being a public company that were not present in the prior year. We expect that operating expenses will continue to remain at these higher levels in subsequent periods as a result of increased costs associated with operating as a public company.

         Income Tax Expense. Income tax expense increased $1.0 million from a tax benefit of $621,000 for the quarter ended June 30, 1999 to expense of $380,000 for the quarter ended June 30, 2000. The increase resulted from a $2.9 million increase in income before income taxes. The effective tax rates were 35.0% and 34.5% for the quarters ended June 30, 2000 and 1999, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

         Net Income. We recorded net income of $2.9 million for the nine months ended June 30, 2000, compared to net income of $440,000 for the nine months ended June 30, 1999. The primary reasons for the increase was an increase in the net interest income and a decrease in operating expenses which were partially offset by a decrease in other income and increased income tax expense. For the nine months ended June 30, 2000, basic and diluted earnings per share were $0.99 and $0.96, respectively. For the nine months ended June 30, 1999, both basic and diluted loss per share were $0.48. The earnings per share data includes only the Company's results since the conversion on April 23, 1999.

         Interest Income. Total interest income was $18.2 million for the nine months ended June 30, 2000, as compared to $15.8 million for the nine months ended June 30, 1999, representing an increase of $2.4 million, or 15.2%. Average interest-earning assets increased by $32.6 million, or 11.4 %, from $286.8 million for the nine months ended June 30, 1999 to $319.4 million for the nine months ended June 30, 2000. The growth in average interest-earning assets was primarily from the investment of the net proceeds from the Conversion. We invested excess overnight funds into higher yielding government and agency securities and loans. Interest income also increased because of a 29 basis point increase in the annualized average yield on interest-earning assets from 7.32% for the nine months ended June 30, 1999 to 7.61% for the nine months ended June 30, 2000. The increased volume of interest-earning assets raised interest income by approximately $1.8 million and the increased yield increased interest income by approximately $683,000.

         Interest Expense. Total interest expense was $8.4 million for the nine months ended June 30, 2000, as compared to $8.1 million for the nine months ended June 30, 1999, representing an increase of $336,000, or 4.1%. Average interest-bearing liabilities decreased $1.8 million, or 0.7%, from $253.7 million for the nine months ended June 30, 1999 to $251.9 million for the nine months ended June 30, 2000. The cost of funds increased 21 basis points from 4.26% for the nine months ended June 30, 1999 to 4.47% for the same period in 2000. The increase in the rate paid on interest-bearing liabilities increased interest expense by approximately $392,000 and the decrease in average outstandings decreased interest expense by approximately $56,000.

         Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $2.2 million or 28.9% from $7.6 million for the nine months ended June 30, 1999 to $9.8 million for the nine months ended June 30, 2000. Net average earning assets increased by $34.3 million while our net interest rate spread increased 8 basis points from 3.06% to 3.14% and the annualized net interest margin increased 53 basis points from 3.55% to 4.08%. The increase in net interest rate spread resulted from our increased level of loans and investments and higher interest rates. The increase in net earning assets and net interest margin resulted primarily from the net proceeds from the sale of stock.

         Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $180,000 for both the nine months ended June 30, 2000 and 1999.

         Other Income. Other income decreased $127,000, or 9.8%, from $1.3 million for the nine months ended June 30, 1999 to $1.1 million for the nine months ended June 30, 2000. Interest rates on mortgage loans were higher in the nine months ended June 30, 2000 than in 1999 which slowed the origination and sale of fixed rate mortgage loans. As a result, mortgage banking income, net decreased $292,000, or 92.7%, from $315,000 for the nine months ended June 30, 1999 to $23,000 for the nine months ended June 30, 2000. We sold $13.6 million of loans during the nine months ended June 30, 2000, a decrease of $21.0 million, or 60.7% from the $34.6 million sold in the nine months ended June 30, 1999. In addition, during the nine months ended June 30, 2000, customer service fees increased $29,000 or 7.2% from $402,000 for the nine months ended June 30, 1999 to $431,000 for the nine months ended June 30, 2000. This increase results from growth in the number of transaction accounts. Included in the nine months ended June 30, 2000 was a $149,000 gain on sale of REO which was not present in 1999.

         Operating Expenses. Total operating expenses were $8.0 million for the nine months ended June 30, 1999 compared to $6.2 million for the nine months ended June 30, 2000. Compensation and related benefits expense increased $1.0 million, or 29.4% from $3.4 million for the nine months ended June 30, 1999 to $4.4 million for the nine months ended June 30, 2000. The primary reason for this increase was the $842,000 of MRP expense which was not present in 1999 and increased ESOP expense of $79,000 over the prior year. Contribution expense decreased by $3.0 million for the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999. Contribution expense in 1999 included the $3.0 million donation to fund the 1st State Bank Foundation, Inc. Other operating expenses increased $250,000 or 30.9% from $809,000 for the nine months ended June 30, 1999 to $1.1 million for the nine months ended June 30, 2000. The primary reason for this increase is additional expenses (legal, accounting, printing, postage) of being a public company which were not present in 1999. We expect that operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating as a public company. Operating expense is also expected to increase as the result of the implementation of stock-based compensation plans.

         Income Tax Expense. Income tax expense increased $1.3 million, or 528.5%, from $246,000 for the nine months ended June 30, 1999 to $1.6 million for the nine months ended June 30, 2000. The increase resulted from a $3.8 million increase in income before income taxes. The effective tax rates were 34.9% and 35.9% for the nine months ended June 30, 2000 and 1999, respectively.

ASSET QUALITY

         At June 30, 2000, we had approximately $3.2 million of loans in nonaccrual status as compared with $366,000 at September 30, 1999 and $480,000 at June 30, 1999. At June 30, 2000, impaired loans totaled $2.7 million as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The increase resulted from two unrelated loan customers, both of which have loans secured by commercial real estate properties in Alamance County. At June 30, 2000, all of the $2.7 million of impaired loans is on non-accrual status, and their related reserve for loan losses totaled $245,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $2.8 million and $2.1 million during the three and nine months ended June 30, 2000, respectively. Gross interest income of $0 and $47,000 was recognized on these impaired loans during the three and nine months ended June 30, 2000. This interest income represents payments that were made on these impaired loans before they were impaired. If amounts are received on nonaccrual loans or impaired loans, management decides whether payments received should be recorded as a reduction of the principal balance or as interest income depending on our analysis of the collectibility of principal. No payments have been received on impaired loans since they have been classified as impaired. There were no impaired loans at

June 30, 1999. We had no loans contractually past due 90 days or more and still accruing interest at June 30, 2000 and 1999. The Bank's net chargeoffs for the nine months ended June 30, 2000 and 1999 were $159,893 and $13,009, respectively. These net chargeoffs represent 0.07% and 0.01% of average loans outstanding for the nine months ended June 30, 2000 and 1999, respectively. The allowance for loan losses was $3.5 million or 1.54% of outstanding loans at June 30, 2000. This compares to 1.74% at September 30, 1999 and 1.76% at June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2000, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $32.3 million. We have other sources of liquidity should we need additional funds. During the nine months ended June 30, 2000 and 1999, we sold loans totaling $13.6 million and $34.6 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $15.4 million at June 30, 2000.

         We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2000, we had $4.7 million in commitments to originate new loans, $53.5 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $118,000 in standby letters of credit. At June 30, 2000, certificates of deposit, which are scheduled to mature within one year totaled $124.5 million. We believe that a significant portion of such deposits will remain with us.

         The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2000 and is deemed to be "well capitalized."

ACCOUNTING ISSUES

         Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement, as amended by SFAS No. 137 and No. 138 is effective for the Company beginning October 1, 2000, without any significant impact expected on the consolidated financial statements as the Company does not have any significant derivative financial instruments and is not involved in any hedging activities.

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

         None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                   The Company held a Special Meeting of Stockholders on June 6, 2000. At this meeting 2,156,346 shares of the Company's common stock were represented in person or by proxy.

                   Stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan and the 1st State Bancorp, Inc. Management Recognition Plan. The voting results for each proposal were as follows:

                                                     Votes             Votes            Votes
                                                     For               Against          Abstained

         Stock Option and Incentive Plan             1,930,971         211,575          13,800

         Management Recognition Plan                 1,921,166         218,916          16,264

                  There were no broker nonvotes on the matter.


         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.) The following exhibits are being filed with this quarterly report on Form 10-Q:

                       NO.                       DESCRIPTION
                       ---                       -----------

                       27               Financial Data Schedule (EDGAR Only)

         (b.)     Reports on Form 8-K.  During the quarter  ended June 30, 2000,
                  -------------------
                  the  registrant  did not file any current  reports on Form
                  8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     1ST STATE BANCORP, INC.


                                     /s/ James C. McGill
Date:  August 10, 2000               -------------------------------------------
                                     James C. McGill
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


                                     /s/ A. Christine Baker
Date:  August 10, 2000               -------------------------------------------
                                     A. Christine Baker
                                     Executive Vice President
                                     Treasurer and Secretary
                                     Principal Financial and Accounting Officer)