Form 10-K405
period 2000-09-30
1ST STATE BANCORP INC
filed 2000-12-28
CIK 1074078

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000
                                       OR

[  ] TRANSITIONAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------

                           Commission File No. 0-25859

                             1ST STATE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                           56-2130744
---------------------------                          ---------------------------
(State or other jurisdiction of                          (I.R.S. employer
incorporation or organization)                          identification no.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                        27215
----------------------------------------------                  ----------------
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No
                     ---      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 19, 2000, the aggregate market value of the 1,908,677 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $35.1 million based on the closing sale price of $18.375 per share of the registrant's Common Stock as listed on the Nasdaq National Market System. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     Number of shares of Common  Stock  outstanding  as of  December  19,  2000:
3,289,607

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2000. (Parts I, II and IV)

     2. Portions of Proxy Statement for 2001 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

         1st State Bancorp, Inc. (the "Company") acquired all the outstanding stock of 1st State Bank, Burlington, North Carolina (the "Bank"), in connection with the Bank's conversion from mutual to stock form on April 23, 2000. Prior to that time, the Company did not own assets or conduct operations. Portions of this discussion as of dates and for periods prior to April 23, 1999 relate to the financial condition and results of operations of 1st State Bank.

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

         1st State Bank. Founded in 1914, 1st State Bank is a community and customer oriented North Carolina-chartered commercial bank headquartered in Burlington, North Carolina. We have seven full service offices located in north central North Carolina on the Interstate 85 corridor between the Piedmont Triad and Research Triangle Park. We conduct most of our business in Alamance County, North Carolina.

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

MARKET AREA

         We conduct most of our business in Alamance County in north central North Carolina, located on the Interstate 85 corridor between the Piedmont Triad and Research Triangle. Historically, the Alamance County economy has been heavily dependent on the textile industry. During the past 20 years, the economy has diversified to some extent, with increasing employment in the areas of insurance, banking, manufacturing and services. Major employers in the area include LabCorp, Burlington Industries, Alamance County Schools, Glen Raven Mills and Alamance Health Services. Nevertheless, the economy in Alamance County continues to be heavily dependent on the textile industry.

LENDING ACTIVITIES

         Loan Portfolio Composition. At September 30, 2000, our gross loan portfolio totaled $237.5 million and represented 66.8% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2000, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report.

                                                                                       At September 30,
                                            -------------------------------------------------------------------
                                                    2000                  1999                   1998
                                            -------------------   -------------------     -------------------
                                            Amount          %     Amount          %       Amount          %
                                            ------        -----   ------        -----     ------        -----
                                                                 (Dollars in thousands)
Real estate loans:
  Single-family residential...............  $  97,989     41.27%  $  90,883     44.06%    $ 100,891     48.84%
  Commercial..............................     46,525     19.59      40,816     19.79        38,763     18.76
  Home equity.............................     21,225      8.94      18,888      9.16        16,877      8.17
  Construction............................     21,991      9.26      16,496      8.00        18,572      8.99
                                            ---------    ------   ---------    ------     ---------    ------
      Total real estate...................    187,730     79.06     167,083     81.01       175,103     84.76
Commercial................................     42,949     18.09      32,502     15.76        25,190     12.19
Consumer..................................      6,782      2.85       6,658      3.23         6,310      3.05
                                            ---------    ------   ---------    ------     ---------    ------
                                              237,461    100.00%    206,243    100.00%      206,603    100.00%
                                            ---------    ======   ---------    ======     ---------    ======
Less:
  Loans in process........................     (9,972)               (7,289)                 (6,446)
  Deferred fees and discounts.............       (358)                 (208)                   (147)
  Allowance for loan losses...............     (3,536)               (3,454)                 (3,228)
                                            ---------             ---------               ---------
    Total.................................  $ 223,595             $ 195,292               $ 196,782
                                            =========             =========               =========


                                                             At September 30,
                                                 --------------------------------------
                                                         1997                1996
                                                 ----------------     -----------------
                                                 Amount       %       Amount        %
                                                 ------     -----     ------      -----

Real estate loans:
  Single-family residential...............     $108,400    53.76%    $100,247     55.70%
  Commercial..............................       34,333    17.02       35,302     19.62
  Home equity.............................       18,141     8.99       15,872      8.82
  Construction............................       12,582     6.24        7,838      4.36
                                               --------   ------     --------    ------
      Total real estate...................      173,456    86.01      159,259     88.50
Commercial................................       22,870    11.34       16,989      9.44
Consumer..................................        5,354     2.65        3,706      2.06
                                               --------   ------     --------    ------
                                                201,680   100.00%     179,954    100.00%
                                               --------   ======     --------    ======
Less:
  Loans in process........................       (1,660)               (3,515)
  Deferred fees and discounts.............         (144)                  (94)
  Allowance for loan losses...............       (2,754)               (2,496)
                                               --------              --------
    Total.................................     $197,122              $173,849
                                               ========              ========


         Loan Maturity Schedule. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

                                                            Due After 1
                                       Due During              Through                Due After
                                     the Year Ending        5 Years After           5 Years After
                                   September 30, 2001    September 30, 2000      September 30, 2000         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family.....................  $     2,164             $    10,106             $    85,719         $   97,989
  Commercial........................        3,827                  20,550                  22,148             46,525
  Home equity.......................          198                   1,877                  19,150             21,225
  Construction......................        9,696                   2,312                      11             12,019
Commercial..........................       20,162                  18,035                   4,752             42,949
Consumer............................        1,986                   4,418                     378              6,782
                                      -----------             -----------             -----------         ----------
        Total.......................  $    38,033             $    57,298             $   132,158         $  227,489
                                      ===========             ===========             ===========         ==========



         The following table sets forth at September 30, 2000, the dollar amount of all loans due one year or more after September 30, 2000 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     Predetermined       Floating or
                                                         Rate          Adjustable Rates       Total
                                                     -------------     ----------------     ---------
                                                                        (In thousands)
Real estate loans:
  Single-family residential........................  $    63,900          $   31,925      $   95,825
  Commercial.......................................       14,377              28,321          42,698
  Home equity......................................           34              20,993          21,027
  Construction.....................................           --               2,323           2,323
Commercial.........................................        4,323              18,464          22,787
Consumer ..........................................        4,758                  38           4,796
                                                     -----------          ----------      ----------
    Total..........................................  $    87,392          $  102,064      $  189,456
                                                     ===========          ==========      ==========

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

         The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                                                           Year Ended September 30,
                                                                ------------------------------------------------
                                                                   2000              1999               1998
                                                                  ------            ------             ------
                                                                                (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential.................................  $   24,124          $  54,309          $  44,118
    Commercial................................................       8,105              9,358              9,437
    Home equity...............................................       8,738             12,088              7,351
    Construction..............................................      12,383             12,039             19,158
                                                                ----------          ---------          ---------
     Total real estate loans..................................      56,350             87,794             80,064
  Commercial..................................................      28,257             19,291             18,982
  Consumer....................................................       6,457              6,744              6,361
                                                                ----------          ---------          ---------
       Total loans originated.................................  $   91,064          $ 113,829          $ 105,407
                                                                ==========          =========          =========
Loans purchased:
  Real estate loans...........................................  $       80          $     270          $     135
  Other loans.................................................           6                 36                 18
                                                                ----------          ---------          ---------

     Total loans purchased....................................  $       86          $     306          $     153
                                                                ==========          =========          =========

Loans sold: (1)...............................................  $   19,001          $  40,407          $  27,754
                                                                ==========          =========          =========

------------------
(1)  All loans sold were whole loans.

         We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2000, 1999 and 1998, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

         In recent years, and particularly during the years ended September 30, 2000 and 1999, we have sold an increasing amount of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2000, 1999 and 1998, we sold $19.0 million, $40.4 million and $27.8 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

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

         Under applicable law, with certain limited exceptions, loans and extensions of credit by a financial institution to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of net worth plus the general loan loss reserve. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Applicable law additionally authorizes financial institutions to make loans to one borrower, for any purpose:

         o        in an amount not to exceed $500,000;

         o in an amount not to exceed the lesser of $30,000,000 or 30% of net worth to develop residential housing, provided (a) the purchase price of each single-family dwelling in the development does not exceed $500,000 and (b) the aggregate amount of loans made under this authority does not exceed 150% of net worth; or

         o loans to finance the sale of real property in satisfaction of debts previously contracted in good faith, not to exceed 50% of net worth.

         Under these limits, our loans to one borrower were limited to $8.3 million at September 30, 2000. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2000, our ten largest lending relationships ranged in size from $3.4 million to $6.5 million.

         Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family, residential real estate loans in our market area. At September 30, 2000, single-family, residential mortgage loans, excluding home equity loans, totaled $98.0 million, or 41.3% of our gross loan portfolio.

         We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2000, $64.4 million, or 27.1%, of our gross loan portfolio was comprised of fixed-rate, single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

         We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2000, $33.6 million, or 34.3%, of our single-family residential mortgage loans were adjustable-rate loans.

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

         Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $3.3 million. At September 30, 2000, our commercial real estate loans totaled $46.5 million, which amounted to 19.6%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

         Home Equity Loans. At September 30, 2000, we had approximately $21.2 million in home equity line of credit loans, representing approximately 8.9% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin, although we currently are offering a program where the interest rate on home equity loans will be fixed for one or two years. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

         Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. At September 30, 2000, $22.0 million, or 9.3%, of our gross loan portfolio consisted of construction loans.

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

         We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2000, speculative construction loans amounted to $9.4 million. At September 30, 2000, the largest exposure to one borrower for speculative construction was $2.5 million. This credit facility will finance the construction of residential condominium units in a fifty acre planned unit development in Burlington, North Carolina. Interest rates on residential construction loans to builders are typically set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

         Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, and adjust with changes in our prime rate, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

         We make acquisition and development loans at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At
September 30, 2000, $7.0 million of our gross loan portfolio consisted of acquisition and development loans. We had 13 such loans. All acquisition and development loans were performing in accordance with their terms at such date.

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

         Commercial Lending. We originate commercial loans to small and medium sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2000, commercial loans totaled $42.9 million, or 18.1%, of our gross loan portfolio.

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

         Consumer Lending. In recent years, we have gradually increased our portfolio of consumer loans. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2000, our consumer loans totaled $6.8 million, or 2.9%, of our gross loan portfolio.

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

     Generally we charge off, or reserve through an allowance for uncollected interest account, interest on loans, including impaired loans, that are contractually 90 days or more past due. The allowance for uncollected interest is established by a charge to interest income equal to all interest previously accrued. In certain circumstances, interest on loans that are contractually 90 days or more past due is not charged off or reserved through an allowance for uncollected interest account when we believe that the loan is both well secured and in the process of collection. If amounts are received on loans for which the accrual of interest has been discontinued, we decide whether payments received should be recorded as a reduction of the principal balance or as interest income depending on our analysis of the collectibility of principal. The loan is returned to accrual status when we believe the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

     We classify real estate acquired as a result of foreclosure as real estate acquired in settlement of loans until such time as it is sold and is recorded at the lower of the estimated fair value of the underlying real estate, less costs to sell the property, or the carrying amount of the loan. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs related to holding the property are expensed. We charge any required write-down of the loan to its fair value less estimated selling costs upon foreclosure against the allowance for loan losses. See Note 1 of Notes to Consolidated Financial Statements.

         The following table sets forth information with respect to our nonperforming assets at the dates indicated. At the dates shown, we had no restructured loans within the meaning of Statement of Financial Accounting Standards No. 114, as amended.

                                                                    At September 30,
                                                -----------------------------------------------------------
                                                  2000       1999         1998         1997        1996
                                                --------   --------     --------     --------    --------
                                                                     (Dollars in thousands)

Loans accounted for on a nonaccrual
   basis (1)................................    $  2,893   $    366     $    263    $    259     $    288
                                                ========   ========     ========    ========     ========

Accruing loans which are contractually past
  due 90 days or more.......................    $     --   $     --     $     --    $     --     $     --
                                                ========   ========     ========    ========     ========

    Total nonperforming loans................   $  2,893   $    366     $    263    $    259     $    288
                                                ========   ========     ========    ========     ========

Total loans..................................   $227,131   $198,747     $200,010    $199,876     $176,345
                                                ========   ========     ========    ========     ========
Percentage of total loans....................       1.27%      0.18%        0.13%       0.13%        0.16%
                                                ========   ========     ========    ========     ========
Other nonperforming assets (2)...............   $     --   $     --     $     --    $     --     $      1
                                                ========   ========     ========    ========     ========
Loans modified in troubled debt
  restructuring..............................   $     --   $     --     $     --    $     --     $     --
                                                ========   ========     ========    ========     ========

______________
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets consist of property acquired through foreclosure or repossession.

     During the years ended September 30, 2000, 1999 and 1998, gross interest income of $265,000, $27,000, and $10,000, respectively, would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the years ended September 30, 2000, 1999 and 1998 amounted to $58,000, $13,000 and
$15,000, respectively.

     At September 30, 2000 there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See " -- Classified Assets" for information regarding classified assets.

     At September 30, 2000, we had $2.9 million of nonaccrual loans, which consisted of ten single-family mortgage loans, two commercial real estate loans and six consumer loans. At September 30, 2000, we did not have any real estate owned.

     At September 30, 2000, we had impaired loans with two unrelated borrowers of $2.6 million which are on nonaccrual status. The related reserve for loan losses on the impaired loans totaled $245,000. The average carrying value of impaired loans was $1.7 million for the year ended September 30, 2000. These loans are secured by commercial real estate properties in Alamance County.

     Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a financial institution must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2000, we had $3.4 million in classified assets consisting of $3.4 million in assets classified as substandard, no assets classified as doubtful and no assets classified as loss.

     In addition to regulatory classifications, we also classify as special mention or watch assets that are currently performing in accordance with their contractual terms but may be classified or nonperforming assets in the future. At September 30, 2000 we have identified approximately $1.7 million in assets classified as special mention.

     Allowance for Loan Losses. We maintain the allowance for losses on loans at a level we believe to be adequate to absorb probable losses in the portfolio. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

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

     We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $164,000 and recoveries were $6,000 for the year ended September 30, 2000 compared with a provision of $245,000, charge-offs of $23,000 and recoveries of $4,000 for the year ended September 30, 1999. Nonperforming loans at September 30, 2000 and 1999 were $2.9 million and $366,000, respectively. The increase in non-performing loans resulted from two unrelated, unique credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as a result of these two credits as we had already anticipated the loans' performance in setting the allowance for loan losses in the previous year.

         The allowance for loan losses was $3.5 million at September 30, 2000 and September 30, 1999 which we think is adequate to absorb probable losses in the loan portfolio. The ratio of the allowance for the loan losses to total loans, net of loans in process and deferred loan fees was 1.56% and 1.74% at September 30, 2000 and 1999, respectively. In fiscal 1999, the Company was concerned about the impact of the local economy on the credit risk of its borrowers. While there are still concerns over recent economic conditions in the local, state and national economy, including the impact of rising interest rates on borrowers, management concluded that this impact may not be as great as once expected. This was the primary factor contributing to the decrease in the percentage of the allowance for loan losses to loans during fiscal 2000. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

     Banking regulatory agencies, including the FDIC, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will generally review an institution's allowance for loan losses and compare it against the sum of:

         o        50% of the portfolio that is classified doubtful;

         o        15% of the portfolio that is classified as substandard; and

         o for the portions of the portfolio that have not been classified, including those loans designated as special mention, estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date.

This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

         We have our own allowance for loan loss model which is similar to the FDIC model. Our model indicated that the allowance for loan losses was adequate at September 30, 2000.

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                  Year Ended September 30,
                                                -------------------------------------------------------------------
                                                  2000           1999         1998         1997        1996
                                                --------       --------     --------     --------    --------
                                                                      (Dollars in thousands)

Balance at beginning of period...............   $    3,454   $   3,228    $   2,754    $   2,496   $    2,223
                                                ----------   ---------    ---------    ---------   ----------

Loans charged off............................          164          23            4            7           13
                                                ----------   ---------    ---------    ---------   ----------

Recoveries...................................            6           4            1            4            5
                                                ----------   ---------    ---------    ---------   ----------

Net loans charged off........................          158          19            3            3            8
                                                ----------   ---------    ---------    ---------   ----------

Provision for loan losses....................          240         245          477          261          281
                                                ----------   ---------    ---------    ---------   ----------
Balance at end of period.....................   $    3,536   $   3,454    $   3,228    $   2,754   $    2,496
                                                ==========   =========    =========    =========   ==========

Average loans outstanding....................   $  219,381   $ 198,603    $ 199,203    $ 186,413   $  171,148
                                                ==========   =========    =========    =========   ==========

Ratio of net loans charged off to average
  loans outstanding during the period........      0.0720%     0.0096%      0.0015%      0.0016%       0.0047%
                                                =========    ========     ========     ========    ==========

         The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                    At September 30,
                                          -------------------------------------------------------------------------
                                                  2000                    1999                       1998
                                          ---------------------     --------------------       -------------------
                                                    Percent of                Percent of               Percent of
                                                    Loans in                  Loans in                 Loans in
                                                    Category to               Category to              Category to
                                          Amount    Total Loans     Amount    Total Loans    Amount    Total Loans
                                          ------    -----------     ------    ------------   ------    -----------
                                                                            (Dollars in thousands)
Real estate mortgage:
  Single-family residential.............  $     320     41.27%    $     559       44.06%   $    400        48.84%
  Commercial............................      1,084     19.59           934       19.79         898        18.76
  Home equity...........................        179      8.94           244        9.16         319         8.17
  Construction..........................        213      9.26           275        8.00         458         8.99
Commercial..............................      1,616     18.09         1,273       15.76         815        12.19
Consumer................................        124      2.85           169        3.23         338         3.05
                                          ---------    ------     ---------      ------    --------       ------
    Total allowance for loan losses.....  $   3,536    100.00%    $   3,454      100.00%   $  3,228       100.00%
                                          =========    ======     =========      ======    ========       ======

                                                         At September 30,
                                          -----------------------------------------------
                                                  1997                    1996
                                          ---------------------     --------------------
                                                    Percent of                Percent of
                                                    Loans in                  Loans in
                                                    Category to               Category to
                                          Amount    Total Loans     Amount    Total Loans
                                          ------    -----------     ------    ------------
                                                           (Dollars in thousands)

Real estate mortgage:
  Single-family residential.............  $    376       53.76%     $    387       55.70%
  Commercial............................       854       17.02           882       19.62
  Home equity...........................       318        8.99           303        8.82
  Construction..........................       380        6.24           232        4.36
Commercial..............................       540       11.34           450        9.44
Consumer................................       286        2.65           242        2.06
                                          --------      ------     ---------      ------
    Total allowance for loan losses.....  $  2,754      100.00%    $   2,496      100.00%
                                          ========      ======     =========      ======

INVESTMENT ACTIVITIES

         General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the FHLB, mortgage-backed securities issued by Federal National Mortgage Association, the Government National Mortgage Association and Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2000, the amortized cost of our investment securities portfolio amounted to $77.2 million, which included $72.2 million of U.S. Government and agency securities, $1.0 million of mortgage-backed securities and $53,000 of collateralized mortgage obligations ("CMO's"). In addition, at September 30, 2000, we had a $4.0 million investment in two mutual funds that invest in U.S. Government and agency securities and mortgage-backed securities. At that date, we had an unrealized loss of $164,000, net of deferred taxes, with respect to our investment securities classified as available for sale.

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

         Pursuant to Statement of Financial Accounting Standards No. 115, we had securities with an aggregate cost of $10.0 million and an approximate fair value of $9.8 million at September 30, 2000 classified as available for sale. The impact on our financial statements was an after-tax decrease in shareholders' equity of approximately $164,000 as of September 30, 2000. The net unrealized losses at September 30, 2000 in our portfolio of investment securities and mortgage-backed securities were due to increases in interest rates after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in shareholders' equity.

         We periodically evaluate investment securities for other than temporary declines in value and record any losses through an adjustment to earnings.
During the years ended September 30, 2000 and 1999, we did not recognize any losses. Management is closely monitoring its investments in marketable equity securities, which consist of two mutual funds, for signs of other than temporary impairment of value. While management concluded that the unrealized losses totalling $152,000 at September 30, 2000 were not deemed to be other than temporary, continuing declines in the fair values of these investments could result in a charge to earnings in fiscal 2001.

         At September 30, 2000, we had $5.0 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax losses of $98,000, and $67.2 million of U.S. Government and agency securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2000, the estimated weighted average life of our U.S. Government and agency securities was approximately 4.2 years, and the average yield on our portfolio of U.S. Government and agency securities was 6.14%. In addition, at September 30, 2000, we had $1.7 million of FHLB of Atlanta stock.

     Mortgage-Backed Securities. Included in our portfolio of investment securities are mortgage-backed securities. Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators through intermediaries that pool and repackage the participation interest in the form of securities to investors. Such intermediaries may include quasi-governmental agencies such as Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association which guarantee the payment of principal and interest to investors. Mortgage-backed securities generally increase the quality of our assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations.

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

         Because the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. The limit for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation currently is $275,000.

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

         Our mortgage-backed securities portfolio consists primarily of seasoned fixed-rate, mortgage-backed securities. We make these investments in order to manage cash flow, diversify assets, obtain yield and to satisfy certain requirements for favorable tax treatment.

         At September 30, 2000, the weighted average contractual maturity of our mortgage-backed securities, all of which carried fixed rates, was approximately
7.3 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and we review these assumptions periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.

         At September 30, 2000, mortgage-backed securities with an amortized cost of $1.0 million and a carrying value of $1.1 million were held as available for sale. No mortgage-backed securities were classified as held to maturity. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in shareholders' equity, net of applicable income taxes. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies. At September 30, 2000, our mortgage-backed securities had a weighted average yield of 8.47%.

         The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                                                At September 30,
                                                                 ---------------------------------------------
                                                                   2000              1999               1998
                                                                  ------            ------             -------
                                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities......................   $   4,841         $    5,867        $   4,043
   Federal Home Loan Mortgage Corporation.....................         319                477              662
   Government National Mortgage Association...................         751                833            1,147
   Marketable equity securities (1)...........................       3,841              3,859            4,006
                                                                 ---------         ----------        ---------
       Total..................................................   $   9,752         $   11,036        $   9,858
                                                                 =========         ==========        =========
Securities held to maturity:
   U.S. government and agency securities......................   $  65,119         $   81,160         $ 30,087
   Other......................................................          --              3,000               --
   CMOs.......................................................          54                 68              108
                                                                 ---------         ----------        ---------
      Total...................................................   $  65,173         $   84,228        $  30,195
                                                                 =========         ==========        =========

-----------
(1)      Consists of an investment in two mutual funds.

         The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for our investment securities and mortgage-backed securities portfolio at September 30, 2000.

                                    One Year or Less        One to Five Years      Five to Ten Years       More than Ten Years
                                    -------------------    --------------------    --------------------    -------------------
                                    Carrying    Average    Carrying     Average    Carrying     Average    Carrying    Average
                                      Value      Yield       Value       Yield      Value        Yield       Value      Yield
                                    --------    -------    --------     -------    --------     -------    --------    -------
                                                                                        (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $     999      6.43%   $    1,930      5.74%   $   1,912      5.99%    $      --        -- %
   Mortgage-backed securities.....         --        --            20      4.46           74      9.75           977       8.45
   Marketable equity securities (1)        --        --            --        --           --        --         3,841       5.83
                                    ---------              ----------              ---------               ---------
      Total.......................  $     999      6.43    $    1,950      5.73    $   1,986      6.13     $   4,818       6.36
                                    =========              ==========              =========               =========

Securities held to maturity:
   U.S. government and agency
      securities..................  $   2,493      6.46    $   46,692      6.05    $  17,994      6.38     $      --         --
CMOs..............................         --        --            --        --           --        --            53       7.43
                                    ---------              ----------              ---------               ---------
        Total.....................  $   2,493      6.46    $   46,692      6.05    $  17,994      6.38     $      53       7.43
                                    =========              ==========              =========               =========

                                     Total Investment Portfolio
                                    ------------------------------
                                    Carrying    Market     Average
                                     Value      Value       Yield
                                    --------    ------     -------
Securities available for sale:
   U.S. government and agency
      securities..................  $ 4,841     $  4,841       5.98%
   Mortgage-backed securities.....    1,071        1,071       8.47
   Marketable equity securities (1)   3,841        3,841       5.83
                                    -------     --------
      Total.......................  $ 9,753     $  9,753       6.19
                                    =======     ========

Securities held to maturity:
   U.S. government and agency
      securities..................  $67,179     $ 65,119       6.15
CMOs..............................       53           54       7.43
                                    -------     --------
        Total.....................  $67,232     $ 65,173       6.15
                                    =======     ========

___________
(1)      Consists of investments in two mutual funds.

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

         We compete for deposits with other institutions in our market area by offering competitively priced deposit instruments that are tailored to the needs of our customers. Additionally, we seek to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of our depositors are North Carolina residents. To provide additional convenience, we participate in the STAR and CIRRUS Automatic Teller Machine networks at locations throughout the world, through which customers can gain access to their accounts at any time. To better serve our customers, we have installed automatic teller machines at six office locations.

         Our deposits at September 30, 2000 consisted of the various types of programs described below.

Weighted
Average
Interest       Minimum                                                    Minimum      Balance (in    Percentage of
  Rate           Term                     Category                         Amount       Thousands)   Total Deposits
--------       -------                    --------                        --------     -----------   --------------
 -- %          None                 Non-interest-bearing checking         $     100    $   11,891         4.67%
                                      accounts
1.80           None                 NOW accounts                                300        29,223        11.49
4.51           None                 Savings Accounts                            100        19,072         7.50
2.36           None                 Money Market Accounts                     1,000        25,930        10.19

                                    Certificates of Deposit
                                    -----------------------

5.17           3 months             Fixed-term, fixed-rate                      500           263         0.10
5.71           6 months             Fixed-term, fixed-rate                      500         5,919         2.33
5.30           7 months (1)         Fixed-term, fixed-rate                    5,000        38,122        14.98
5.47           9 months             Fixed-term, fixed-rate                      500         1,033         0.41
5.26           10 months            Fixed-term, fixed-rate                    5,000         3,309         1.30
5.63           12 months            Fixed-term, fixed-rate                      500        20,770         8.16
6.40           15 months            Fixed-term, fixed-rate                    5,000        36,557        14.38
5.23           18 months            Floating rate individual retirement          50           877         0.34
                                      account
5.38           18 months            Fixed-term, fixed-rate                      500         2,473         0.97
5.18           20 months            Fixed-term, fixed-rate                      500            32         0.01
5.28           24 months            Fixed-term, fixed-rate                      500         6,744         2.65
5.56           30 months            Fixed-term, fixed-rate                      500         8,813         3.46
5.46           36 months            Fixed-term, fixed-rate                      500         2,895         1.14
5.57           48 months            Fixed-term, fixed-rate                      500         3,726         1.46
5.52           60 months            Fixed-term, fixed-rate                      500        15,050         5.92
6.64           7 to 365 days        Fixed-term, fixed-rate                  100,000        21,706         8.54
                                                                                       ----------       ------
                                                                                       $  254,405       100.00%
                                                                                       ==========       ======

_________
(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2000, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

         The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

                                    Balance at                         Balance at                         Balance at
                                    September      % of     Increase   September     % of      Increase   September     % of
                                    30, 2000     Deposits  (Decrease)  30, 1999     Deposits  (Decrease)  30, 1998    Deposits
                                    ----------   --------  ----------  ----------   --------  ----------  ----------  --------
                                                                       (Dollars in thousands)

Noninterest-bearing demand..........$  11,891       4.67%   $    3,671   $    8,219     3.51%    $  (404)    $   8,624    3.66%
Interest-bearing checking...........   29,223      11.49         3,130       26,094    11.15       1,013        25,080   10.64
Money market accounts...............   19,072       7.50         4,302       14,770     6.31       1,532        13,238    5.62
Passbook and savings................   25,930      10.19        (1,346)      27,276    11.65        (815)       28,091   11.92
Certificates of deposit.............  168,289      66.15        10,553      157,736    67.38      (2,925)      160,661   68.16
                                    ---------     ------    ----------   ----------   ------     -------     ---------  ------
                                    $ 254,405     100.00%   $   20,310   $  234,095   100.00%    $(1,599)    $ 235,694  100.00%
                                    =========     ======    ==========   ==========   ======     =======     =========  ======

         The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                                  Year Ended September 30,
                                          -----------------------------------------------------------------------
                                                  2000                      1999                     1998
                                          -------------------       ------------------        -------------------
                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    --------       -------    --------       -------    --------
                                                                    (Dollars in thousands)

Noninterest-bearing demand..............  $   9,040      0.00%      $  9,282       0.00%      $   6,417     0.00%
Interest-bearing checking...............     28,268      1.73         27,026       1.86          24,987     2.21
Money market accounts...................     15,470      4.11         14,306       3.47          12,277     3.82
Passbook and savings....................     26,654      2.37         35,220       2.47          28,017     2.85
Certificates of deposit.................    159,773      5.26        153,811       4.99         159,053     5.36
                                          ---------                 --------                  ---------
    Total...............................  $ 239,205      4.25       $239,645       3.98       $ 230,751     4.48
                                          =========                 ========                  =========

         The following table sets forth our time deposits classified by rates at the dates indicated.

                                                                                 At September 30,
                                                                 ----------------------------------------------
                                                                  2000               1999               1998
                                                                  -----             ------             -------
                                                                                 (In thousands)

 2 -  3.99%...................................................   $      --         $      116         $      --
 4 -  5.99%...................................................     105,266            154,076           149,064
 6 -  7.99%...................................................      62,900              3,443            11,496
 8 -  9.99%...................................................         123                101               101
                                                                 ---------         ----------         ---------
                                                                 $ 168,289         $  157,736         $ 160,661
                                                                 =========         ==========         =========

The following table sets forth the amount and maturities of our time deposits at September 30, 2000.

                                                                Amount Due
                                  ---------------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                                (In thousands)
2.00 -  3.99%...................  $      --       $       --     $       --      $       --       $       --
4.00 -  5.99%...................     85,698           10,014          5,904           3,650          105,266
6.00 -  7.99%...................     47,515           11,117          1,481           2,787           62,900
8.00 -  9.99%...................         --               --            123              --              123
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 133,213       $   21,131     $    7,508      $    6,437       $  168,289
                                  =========       ==========     ==========      ==========       ==========

         The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2000. At that date, such deposits represented 19.0% of total deposits and had a weighted average rate of 6.20%.

                                                       Certificates
          Maturity Period                                 of Deposit
          ----------------                               -----------
                                                       (In thousands)

          Three months or less.......................  $   29,368
          Over three through six months..............       6,286
          Over six through 12 months.................       8,209
          Over 12 months.............................       4,370
                                                       ----------
                Total................................  $   48,233
                                                       ==========

         We estimate that more than $19.0 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2000 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposits held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

         The following table sets forth our savings activities for the periods indicated.

                                                                             Year Ended September 30,
                                                                 ----------------------------------------------
                                                                  2000               1999               1998
                                                                  -----             ------             -------
                                                                                (In thousands)

Net increase (decrease) before interest credited..............  $  11,831          $(10,124)         $  (3,026)
Interest credited.............................................      8,479             8,525              9,379
                                                                ---------          --------          ---------
    Net (decrease) increase in deposits.......................  $  20,310          $ (1,599)         $   6,353
                                                                =========          ========          =========

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

         The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated:

                                                                         At or for the
                                                                     Year Ended September 30,
                                                              -------------------------------------
                                                                2000        1999         1998
                                                               ------      ------       ------
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances.............................................  $  20,000    $  22,000    $  20,000
Weighted average rate paid on:
  FHLB advances.............................................      5.55%         5.42%        5.39%

                                                                        For the Year
                                                                      Ended September 30,
                                                              -------------------------------------
                                                               2000         1999         1998
                                                               -----       ------       ------
                                                                        (In thousands)

Maximum amount of borrowings outstanding at any month end:
  FHLB advances.............................................  $  33,000    $  22,000    $  21,000


                                                                       For the Year
                                                                       Ended September 30,
                                                              ------------------------------------
                                                                2000        1999         1998
                                                               ------      ------       ------
                                                                   (Dollars in thousands)
Average amounts outstanding:
  FHLB advances.............................................  $  25,467    $  20,044    $  13,559
Approximate weighted average rate paid on: (1)
  FHLB advances.............................................      5.65%         5.49%        5.46%

________
(1)      Based on month-end balances.

SUBSIDIARY ACTIVITIES

         In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $399,000, $326,000 and $262,000 on a pre-tax basis from the activities of the LLC and First Capital during the years ended September 30, 2000, 1999 and 1998, respectively.

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

         We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 1999, we had 14.4% of deposits held by all banks and savings institutions in our market area.

EMPLOYEES

         As of September 30, 2000, we had 75 full-time and 16 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

         Financial Modernization Legislation. On November 12, 1999, President Clinton signed legislation which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies, like the Company, by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

         The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The G-L-B Act directs the federal banking agencies, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission and the Federal Trade Commission, after consultation with the National Association of Insurance Commissioners, to promulgate implementing regulations within six months of enactment. The privacy provisions became effective in November 2000, with full compliance required by July 1, 2001.

         The G-L-B Act contains significant revisions to the FHLB System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses. The G-L-B Act makes membership in the FHLB voluntary for federal savings associations.

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

         The Company is unable to predict the impact of the G-L-B Act on its operations at this time. Although the G-L-B Act reduces the range of companies with which may acquire control of the Company, it may facilitate affiliations with companies in the financial services industry.

         Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock, which must be noncumulative with respect to banks, including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card receivables, identified losses and investments in certain subsidiaries. As a Savings Association Insurance Fund of the FDIC-insured, state-chartered bank, we must also deduct from Tier 1 capital an amount equal to our investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks, other than debt and equity investments in subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities or in subsidiary depository institutions or their holding companies. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least Tier 1 capital to total assets of not less than 4%. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

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

         At  September   30,  2000,   we  complied  with  each  of  the  capital
requirements of the FDIC and the North Carolina Banking Commission.

         Prompt Corrective Regulatory Action. Under FDICIA, the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution  that  fails to meet the  minimum  level  for any  relevant  capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to
divest   subsidiaries.   The  senior  executive   officers  of  a  significantly
undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

         Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution's capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        -----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio           6.0% or more             4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio              5.0% or more             4.0% or more *      Less than 4.0% *        Less than 3.0%

-----------
*  3.0% if institution has a composite 1 CAMELS rating.

A "critically undercapitalized" savings institution is defined as an institution that has a ratio of "tangible equity" to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

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

         Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2000 of $1.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance. At September 30, 2000, we had $20.0 million in advances outstanding from the FHLB of Atlanta.

     Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves against transaction accounts. Reserves equal to 3% must be maintained on transaction accounts of between $4.9 million and $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2000, we met our reserve requirements.

     We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2000, we met our reserve requirements.

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

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2000, our liquidity ratio exceeded the North Carolina regulations.

     Dividend Restrictions. Under FDIC regulations, we are prohibited from making any capital distributions if after making the distribution, we would have:

         o         a total risk-based capital ratio of less than 8%;

         o        a Tier 1 risk-based capital ratio of less than 4%; or

         o        a leverage ratio of less than 4%.

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

         State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers and the restrictions of 12 U.S.C. ss.1972 on certain tying arrangements and extensions of credit by correspondent banks. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for extension of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. Section 1972 (i) prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions, and (ii) prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

         Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before:

         o acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls the majority of such shares;

          o acquiring all or substantially all of the assets of another bank or bank holding company; or

          o    merging or consolidating with another bank holding company.

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

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things:

          o    operating  a  savings  institution,   mortgage  company,  finance
               company, credit card company or factoring company;

          o    performing certain data processing operations;

          o    providing certain investment and financial advice;

          o underwriting and acting as an insurance agent for certain types of credit-related insurance;

          o    leasing property on a full-payout, non-operating basis;

          o selling money orders, travelers' checks and United States Savings Bonds;

          o    real estate and personal property appraising;

          o    providing tax planning and preparation services; and,

          o subject to certain limitations, providing securities brokerage services for customers.

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

                                    TAXATION

GENERAL

         1st State Bancorp files a federal income tax return based on a calendar year . 1st State Bank files its tax returns based on a fiscal year ending September 30. They file separate returns.

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

STATE INCOME TAXATION

         Under North Carolina law, the corporate income tax currently is 7.00% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. This rate will be reduced to 6.9% for 2000 and thereafter. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina.

         For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find in our Annual Report to Stockholders filed as Exhibit 13 to this document.

ITEM 2.  PROPERTIES
-------------------

         The following table sets forth the location and certain additional information regarding our offices at September 30, 2000.

                                                              Book Value at                        Deposits at
                           Year           Owned or            September 30,      Approximate      September 30,
                          Opened           Leased               2000 (1)       Square Footage          2000
                          ------           ------              ----------      --------------        -------
                                                         (Dollars in thousands)
MAIN OFFICE:
445 S. Main Street          1988          Owned                $   3,695            33,700         $  95,916
Burlington, NC  27215

BRANCH OFFICES:
2294 N. Church Street       1984          Leased (2)                 262             2,600            24,562
Burlington, NC  27215

503 Huffman Mill Road       1982          Owned                      353             2,600            42,683
Burlington, NC  27215

102 S. 5th Street           1973          Owned                       53             2,000            34,066
Mebane, NC  27302

211 N. Main Street          1974          Owned                      127             2,700            39,614
Graham, NC  27253

3466 S. Church Street       1996          Owned                    1,420             4,000            17,458
Burlington, NC  27215

1203 S. Main Street         2000          Owned                    1,325             4,000               106
Graham, NC 27253

----------
(1)  Land and building only.
(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

         The book value of our investment in premises and equipment was $8.5 million at September 30, 2000. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDERS'
--------------------------------------------------------------------------------
MATTERS
-------

         The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2000 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 18 in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

         The information contained under the sections captioned "Market Risk" on page 8 in the Annual Report is incorporated herein be reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 19 through 55 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Security Ownership" in the Proxy Statement.

     (b) Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Security Ownership" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c) Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a) List of Documents Filed as Part of this Report

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

          Independent Auditors' Report
          Consolidated Balance Sheets as of September 30, 2000 and 1999 Consolidated Statements of Income for the Years Ended September 30, 2000, 1999 and 1998
          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 2000, 1999 and 1998 Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998
          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------

     3.1 Articles of Incorporation of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
     3.2  Bylaws of 1st State Bancorp, Inc.
     4    Form  of  Common  Stock   Certificate  of  1st  State  Bancorp,   Inc.
          (Incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A))
     10.1 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan
     10.2 1st State Bancorp, Inc. Management Recognition Plan
     10.3 Employment Agreements by and between 1st State Bank and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
     10.4 Form of Guaranty Agreement by and between 1st State Bancorp, Inc. and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
     10.5 1st State Bank Deferred Compensation Plan (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
     13   Annual Report to  Stockholders
     21   Subsidiaries of the Registrant
     23   Consent of KPMG LLP
     27   Financial Data Schedule

      (b) REPORTS ON FORM 8-K.  On  September  15,  2000,  the  Company  filed a
          -------------------
Current Report on Form 8-K reporting under Item 5: Other Events that the Company had declared a special cash distribution in the amount of $5.17 per share.

       (c) EXHIBITS.  The exhibits  required by Item 601 of  Regulation  S-K are
           --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

      (d) FINANCIAL  STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT. There
          ---------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           1ST STATE BANCORP, INC.


December 27, 2000                          By: /s/ James C. McGill
                                               ---------------------------------
                                               James C. McGill
                                               President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James C. McGill                                           December 27, 2000
-----------------------------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ A. Christine Baker                                        December 27, 2000
-----------------------------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard C. Keziah                                         December 27, 2000
-----------------------------------------------------
Richard C. Keziah
Chairman of the Board

/s/ James A. Barnwell, Jr.                                    December 27, 2000
-----------------------------------------------------
James A. Barnwell, Jr.
Director

/s/ Bernie C. Bean                                            December 27, 2000
-----------------------------------------------------
Bernie C. Bean
Director

/s/ Ernest A. Koury, Jr.                                      December 27, 2000
-----------------------------------------------------
Ernest A. Koury, Jr.
Director

/s/ James G. McClure                                          December 27, 2000
-----------------------------------------------------
James G. McClure
Director

/s/ T. Scott Quakenbush                                       December 27, 2000
-----------------------------------------------------
T. Scott Quakenbush
Director

/s/ Richard H. Shirley                                        December 27, 2000
-----------------------------------------------------
Richard H. Shirley
Director

/s/ Virgil L. Stadler                                         December 27, 2000
-----------------------------------------------------
Virgil L. Stadler
Director