Form 10-Q
period 2000-12-31
1ST STATE BANCORP INC
filed 2001-02-13
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               VIRGINIA                                        56-2130744
-------------------------------------------                 ------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                        27215
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant' s Telephone Number, Including Area Code (336) 227-8861
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
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

         As of February 2, 2000, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000
           (unaudited) and September 30, 2000................................1

         Consolidated Statements of Income for the Three Months Ended
           December 31, 2000 and 1999 (unaudited)............................2

         Consolidated Statements of Stockholders' Equity and Comprehensive
           Income for the Three Months Ended December 31, 2000 and
           1999 (unaudited)..................................................3

         Consolidated Statements of Cash Flows for the Three Months Ended
           December 31, 2000 and 1999 (unaudited)............................4

         Notes to Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........11


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings..................................................12

Item 2.  Changes in Securities and Use of Proceeds..........................12

Item 3.  Defaults Upon Senior Securities....................................12

Item 4.  Submission of Matters to a Vote of Security Holders................12

Item 5.  Other Information..................................................12

Item 6.  Exhibits and Reports on Form 8-K...................................12


SIGNATURES..................................................................13

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                             AT                 AT
                                                                         DECEMBER 31,        SEPTEMBER 30,
                                                                            2000                2000
                                                                         ------------        -------------
                                                                         (Unaudited)
                                      ASSETS

Cash and cash equivalents                                                   $ 20,776              33,107
Investment securities:
     Held to maturity (fair value of $66,131 and $65,173
         at December 31, 2000 and September 30, 2000, respectively)           66,705              67,232
     Available for sale (cost of $9,961 and $10,019
         at December 31, 2000 and September 30, 2000, respectively)            9,864               9,752
Loans held for sale, at lower of cost or fair value                            3,753               5,533
Loans  receivable  (net of  allowance  for loan  losses of $3,564
    and $3,536 at December 31, 2000 and September 30, 2000, respectively)    229,785             223,595
Federal Home Loan Bank stock, at cost                                          1,650               1,650
Premises and equipment                                                         8,709               8,453
Accrued interest receivable                                                    2,563               2,653
Other assets                                                                   3,343               3,552
                                                                            --------            --------
          Total assets                                                      $347,148             355,527
                                                                            ========            ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                          $258,070             254,405
  Advances from Federal Home Loan Bank                                        25,000              20,000
  Advance payments by borrowers for property taxes and insurance                 354                 151
  Dividend payable                                                               263              17,270
  Other liabilities                                                            3,166               4,492
                                                                            --------            --------
          Total liabilities                                                  286,853             296,318
                                                                            --------            --------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                              --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 shares issued and outstanding                                  33                  33
   Additional paid-in capital                                                 35,579              35,587
   Unearned ESOP shares                                                       (4,813)             (4,950)
   Unearned compensation - management recognition plan                        (1,101)             (1,296)
   Deferred compensation                                                       2,928               2,679
   Treasury stock for deferred compensation                                   (2,928)             (2,679)
   Retained income - substantially restricted                                 30,659              29,999
   Accumulated other comprehensive loss - net unrealized
        loss on investment securities available for sale                         (62)               (164)
                                                                            --------            --------
        Total stockholders' equity                                            60,295              59,209
                                                                            --------            --------
        Total liabilities and stockholders' equity                          $347,148             355,527
                                                                            ========            ========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                         ---------------------------
                                                                            2000               1999
                                                                         ---------          --------
Interest income:
   Interest and fees on loans                                            $   5,090            4,392
   Interest and dividends on investments                                     1,217            1,472
   Overnight deposits                                                          203               92
                                                                         ---------          -------
         Total interest income                                               6,510            5,956
                                                                         ---------          -------

Interest expense:
    Deposit accounts                                                         2,977            2,334
    Borrowings                                                                 303              356
                                                                         ---------          -------
         Total interest expense                                              3,280            2,690
                                                                         ---------          -------

         Net interest income                                                 3,230            3,266

Provision for loan losses                                                       60               60
                                                                         ---------          -------
         Net interest income after provision for loan losses                 3,170            3,206
                                                                         ---------          -------

Other income:
   Service fees on loans sold                                                   20               23
   Customer service fees                                                       156              141
   Commissions from sales of annuities and mutual funds                        111               80
   Mortgage banking income (loss), net                                         128              (83)
   Other                                                                        42               46
                                                                         ---------          -------
         Total other income                                                    457              207
                                                                         ---------          -------
Operating expenses:
   Compensation and related benefits                                         1,543            1,176
   Occupancy and equipment                                                     277              245
   Deposit insurance premiums                                                   12               33
   Other expenses                                                              411              290
                                                                         ---------          -------
         Total operating expenses                                            2,243            1,744
                                                                         ---------          -------
         Income before income taxes                                          1,384            1,669

Income taxes                                                                   483              577
                                                                         ---------          -------

         Net income                                                      $     901            1,092
                                                                         =========          =======

         Earnings per share:

         Basic                                                           $    0.30          $  0.37
         Diluted                                                         $    0.29          $  0.37

See accompanying notes to the consolidated financial statements.

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               ADDITIONAL         UNEARNED          UNEARNED
                                                                 COMMON         PAID-IN            ESOP           COMPENSATION
                                                                  STOCK         CAPITAL           SHARES               MRP
                                                                 -------       ---------          --------       ------------


Balance at September 30, 1999                                     $ 32            49,216           (4,470)             --

Comprehensive income:
     Net income                                                     --                --               --              --
     Other comprehensive income-unrealized
       loss on securities available-for-sale net
       of income taxes of $45                                       --                --               --              --

Total comprehensive income
Release of ESOP shares                                              --                 2              142              --
Deferred compensation                                               --                --               --              --
Treasury stock held for deferred compensation                       --                --               --              --
Cash dividend declared                                              --                --               --              --
Cash dividend on unallocated ESOP shares                            --                --               --              --
                                                                  ----            ------           ------          ------
Balance at December 31, 1999                                      $ 32            49,218           (4,328)             --
                                                                  ====            ======           ======          ======



Balance at September 30, 2000                                     $ 33            35,587           (4,950)         (1,296)

Comprehensive income:
     Net income                                                     --                --               --              --
     Other comprehensive income-unrealized
       loss on securities available-for-sale net
       of income taxes of $68                                       --                --               --              --

Total comprehensive income
Release of ESOP shares                                              --                (8)             137              --
Deferred compensation                                               --                --               --              --
Treasury stock held for deferred compensation                       --                --               --              --
MRP share amortization                                              --                --               --             195
Cash dividend declared                                              --                --               --              --
Cash dividend on unallocated ESOP shares                            --                --               --              --
                                                                  ----            ------           ------          ------
Balance at December 31, 2000                                      $ 33            35,579           (4,813)         (1,101)
                                                                  ====            ======           ======          ======


                                                                TREASURY
                                                                STOCK FOR                    OTHER          TOTAL
                                                  DEFERRED      DEFERRED       RETAINED    COMPREHENSIVE  STOCKHOLDERS'
                                                 COMPENSATION  COMPENSATION     INCOME     INCOME (LOSS)     EQUITY
                                                 ------------  ------------    --------    -------------  ------------

Balance at September 30, 1999                        2,373       (2,373)        26,960       (123)          71,615

Comprehensive income:
     Net income                                       --           --            1,092        --             1,092
     Other comprehensive income-unrealized
       loss on securities available-for-sale net
       of income taxes of $45                         --           --             --          (67)             (67)
                                                                                                            ------
Total comprehensive income                                                                                   1,025
Release of ESOP shares                                --           --             --          --               144
Deferred compensation                                  217         --             --          --               217
Treasury stock held for deferred compensation         --           (217)          --          --              (217)
Cash dividend declared                                --           --             (253)       --              (253)
Cash dividend on unallocated ESOP shares              --           --               18        --                18
                                                    ------       ------         ------       ----           ------
Balance at December 31, 1999                         2,590       (2,590)        27,817       (190)          72,549
                                                    ======       ======         ======       ====           ======

Balance at September 30, 2000                        2,679       (2,679)        29,999       (164)          59,209

Comprehensive income:
     Net income                                       --           --              901        --               901
     Other comprehensive income-unrealized
       loss on securities available-for-sale net
       of income taxes of $68                         --           --             --          102              102
                                                                                                            ------
Total comprehensive income                                                                                   1,003
Release of ESOP shares                                --           --             --          --               129
Deferred compensation                                  249         --             --          --               249
Treasury stock held for deferred compensation         --           (249)          --          --              (249)
MRP share amortization                                --           --             --          --               195
Cash dividend declared                                --           --             (263)       --              (263)
Cash dividend on unallocated ESOP shares              --           --               22        --                22
                                                    ------       ------         ------       ----           ------
Balance at December 31, 2000                         2,928       (2,928)        30,659        (62)          60,295
                                                    ======       ======         ======       ====           ======


See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                         ---------------------------
                                                                            2000               1999
                                                                         ---------          --------
Cash flows from operating activities:
   Net income                                                             $   901            $ 1,092
   Adjustment to reconcile net income to net cash provided by
       (used in) operating activities:
           Provision for loan losses                                           60                 60
           Depreciation                                                       146                118
           Deferred tax expense                                               (38)               (30)
           Amortization of premiums and discounts, net                         (5)                (9)
           Release of  ESOP shares                                            129                144
           Vesting of MRP shares                                              263                 --
           Loan origination fees and unearned discounts
               deferred, net of current amortization                           44                 31
           Net loss on sale of loans                                           63                152
           Proceeds from loans held for sale                                6,195              2,519
           Originations of loans held for sale                             (5,164)            (3,288)
           Decrease (increase) in other assets                                111                (61)
           Decrease in accrued interest receivable                             90                207
           Decrease in other liabilities                                   (1,326)            (2,207)
                                                                          -------            -------
                  Net cash provided by (used in) operating activities       1,469             (1,272)
                                                                          -------            -------
Cash flows from investing activities:
    Purchase of FHLB stock                                                     --               (290)
    Purchases of investment securities held to maturity                        --             (1,996)
    Proceeds from maturities of investment securities available for sale       60              1,106
    Proceeds from maturities of investment securities
        held to maturity                                                      530              2,004
    Net increase in loans receivable                                       (5,608)            (6,843)
    Purchases of premises and equipment                                      (402)               (63)
                                                                          -------            -------
                  Net cash used in investing activities                    (5,420)            (6,082)
                                                                          -------            -------

                                                                                         (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                         ---------------------------
                                                                            2000               1999
                                                                         ---------          --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                    $  3,665          $ (5,304)
   Advances from the Federal Home Loan Bank                                  5,000            11,000
   Repayments of advances from Federal Home Loan Bank                           --            (2,000)
   Return of capital dividend payment                                      (17,007)               --
   Dividends paid on common stock                                             (241)             (235)
   Increase in advance payments by borrowers for
       property taxes and insurance                                            203               157
                                                                          --------          --------

              Net cash provided by (used in)  financing activities          (8,380)            3,618
                                                                          --------          --------

        Net decrease in cash and cash equivalents                          (12,331)           (3,736)

Cash and cash equivalents at beginning of period                            33,107            15,657
                                                                          --------          --------

Cash and cash equivalents at end of period                                $ 20,776          $ 11,921
                                                                          ========          ========

Payments are shown below for the following:
       Interest                                                           $  3,342          $  2,622
                                                                          ========          ========

       Income taxes                                                       $     27          $    261
                                                                          ========          ========

Noncash investing and financing activities:
     Deferred compensation to be settled in Company's stock               $    249          $    217
                                                                          ========          ========

     Unrealized gains (losses) on investment securities
          available for sale                                              $    170          $   (112)
                                                                          ========          ========

     Cash dividends declared but not paid                                 $    241          $    235
                                                                          ========          ========

     Cash dividends on unallocated ESOP and MRP shares                    $     22          $     18
                                                                          ========          ========

     Transfer from loans held for sale to loans receivable                $    686          $     --
                                                                          ========          ========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 2000


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

NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2000, which is derived from the September 30, 2000 audited consolidated financial statements) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

     The Company's earnings per share for the three month period ended December 31, 2000 is based on basic and diluted weighted average shares of 3,007,030 and 3,152,285,respectively, of common stock outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted. For the three month period ended December 31, 1999, both basic and diluted weighted average shares were 2,935,902.

                                                                                   2000         1999
         Average shares outstanding, excluding MRP shares                       3,163,125      3,163,125
         Add: weighted average vested MRP shares issued                            42,163          --
         Less: weighted average unallocated ESOP shares                          (198,258)      (227,223)
                                                                                ---------      ---------
         Basic shares for earnings per share                                    3,007,030      2,935,902

         Add: unvested MRP shares                                                  84,319          --

         Add: potential common stock pursuant to stock
               option plan  (See Note 7)                                           60,936          --
                                                                                ---------      ---------
         Dilutive shares for earnings per share                                 3,152,285      2,935,902
                                                                                =========      =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

         The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended December 31, 2000 and 1999, 7,097 and 7,331 shares of stock were committed to be released and approximately $129,000 and $144,000 of compensation expense was recognized, respectively.

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

     Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Conversion, so the Company purchases its common stock to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2000 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

     The expense related to this plan for the three months ended December 31, 2000 and 1999 was $68,000 and $39,000, respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant. Compensation expense of $263,000 associated with the MRP was recorded during the quarter ended December 31, 2000.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000 the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock in fiscal year 2000. The exercise price per share is equal to the fair market value per share on the date of the grant of the stock.

NOTE 8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 1999 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

     On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $664,000 and $ 1,114,000 at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was less than $ 5,000 on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at December 31, 2000 was not material to the Company's consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

     Total assets decreased by $8.4 million or 2.4% from $355.5 million at September 30, 2000 to $347.1 million at December 31, 2000. This decrease was largely a result of the $17.0 million return of capital dividend which was paid to stockholders on October 2, 2000.

     Cash and cash equivalents decreased $12.3 million, or 37.2%, from $33.1 million at September 30, 2000 to $20.8 million at December 31, 2000. The decrease in cash and cash equivalents resulted primarily from the payment of the $17.0 million return of capital dividend on October 2, 2000. This decrease was partially offset by an increase in cash and cash equivalents from an increase of $5.0 million in borrowed money. Investment securities, both available for sale and held to maturity, were relatively unchanged. Investments decreased a combined total of $400,000, or 0.5%, from $77.0 million at September 30, 2000 to $76.6 million at December 31, 2000.

     Loans receivable, net increased by $6.2 million, or 2.8%, from $223.6 million at September 30, 2000 to $229.8 million at December 31, 2000. This increase was offset somewhat by a $1.7 million decrease in loans held for sale. Loans held for sale decreased 30.9% from $5.5 million at September 30, 2000 to $3.8 million at December 31, 2000. Commercial loans increased $6.0 million, or 14.0%, compared to September 30, 2000 levels reflecting current loan demand. Interest rates declined during the quarter and we sold more of our mortgage production. We continue to emphasize commercial, commercial real estate, consumer loans and equity lines of credit that carry variable rates and/or short term maturities.

     Stockholders' equity increased by $1.1 million from $59.2 million at September 30, 2000 to $60.3 million at December 31, 2000 as a result of net income of $901,000, release of ESOP shares of $129,000, vesting of MRP shares of $195,000, and a decrease in unrealized losses on available for sale securities of $102,000. These increases were offset by dividends declared of $241,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net Income. We recorded net income of $901,000 for the quarter ended December 31, 2000, as compared to $1,092,000 for the quarter ended December 31, 1999, representing a decrease of $191,000, or 17.5%. For the three months ended December 31, 2000 basic and diluted earnings per share were $0.30 and $0.29, respectively. The Company reported basic and diluted earnings per share for the quarter ended December 31, 1999 of $0.37 per share. The decrease in net income resulted primarily from decreased net interest income and increased operating expenses that were offset partially by increased other income and decreased income taxes. The decline in net interest income resulted from the impact of the decline in cash equivalents used to fund the special return on capital dividend of $17.0 million, which was paid on October 2, 2000 and decreased net interest margins. The return of capital dividend decreased the ratio of average interest-earning assets to average interest-bearing liabilities from 126.2% for the three months ended December 31, 1999 to 121.0% for the three months ended December 31, 2000.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $36,000 or 1.1% for the three months ended December 31, 2000, compared to the same quarter in the prior year. This decrease reflects a $554,000 increase in interest income that was more than offset by the $590,000 increase in total interest expense. The average net interest margin decreased 15 basis points from 4.16% for the three months ended December 31, 1999 to 4.01% for the quarter ended December 31, 2000.

     Interest Income. The increase in interest income for the three months ended December 31, 2000 was due to an increase of $8.6 million in average interest-earning assets compared to the same quarter in the prior year and an increase in yield on interest-earning assets of 0.49% from 7.59% for the three months ended December 31, 1999 to 8.08% for the three months ended December 31, 2000. The increased volume of average interest-earning assets increased interest income by approximately $250,000 and the increased yield increased interest income by approximately $304,000. An increase in average loans outstanding of $20.4 million coupled with an increase in average interest-bearing overnight funds of $5.5 million increased interest-earning assets for the quarter compared to the prior year. These increases were offset in part by a decrease in average investments of $17.3 million. Average investments decreased to provide cash to pay the special return of capital dividend.

     Interest Expense. Interest expense increased in the three months ended December 31, 2000 due to an increase in average interest-bearing liabilities of $17.7 million and an increase in the cost of interest-bearing liabilities of 60 basis points from 4.33% for the three months ended December 31, 1999 to 4.93% for the three months ended December 31, 2000. Average deposits increased by $21.6 million while average FHLB advances decreased $3.9 million for the three months ended December 31, 2000 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $183,000 while the increase in the average cost of
interest-bearing   liabilities   increased  interest  expense  by  approximately
$407,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999.

                                                     THREE MONTHS ENDED                            THREE MONTHS ENDED
                                                     DECEMBER 31, 2000                             DECEMBER 31, 1999
                                                                             DOLLARS IN THOUSANDS
                                                 AVERAGE                   YIELD/             AVERAGE                 YIELD/
                                                 BALANCE       INTEREST    COST               BALANCE      INTEREST   COST
                                                 -------       --------   ------              -------      --------  ------
Assets:
Loans receivable (1)                             231,424          5,090    8.80%               211,028      4,392    8.32%
Investment securities (2)                         78,560          1,217    6.20                 95,831      1,471    6.14
Interest-bearing overnight deposits               12,340            203    6.58                  6,875         93    5.41
                                                 -------          -----                        -------      -----
  Total interest-earning assets                  322,324          6,510    8.08                313,734      5,956    7.59
Non interest-earning assets                       21,881                                        21,182
                                                 -------                                       -------
  Total assets                                   344,205                                       334,916

Liabilities and stockholders' equity:
Deposits                                         244,755          2,977    4.87%               223,112      2,334    4.18%
FHLB advances                                     21,630            303    5.60                 25,565        356    5.57
                                                 -------          -----                        -------      -----
  Total interest-earning liabilities             266,385          3,280    4.93                248,677      2,690    4.33
Non interest-earning liabilities                  17,995                                        14,214
                                                 -------                                       -------
  Total liabilities                              284,380                                       262,891
Stockholders' equity                              59,825                                        72,025
                                                 -------                                       -------
  Total liabilities and stockholders'
     equity                                      344,205                                       334,916

Net interest income                                               3,230                                     3,266
Interest rate spread                                                       3.15%                                     3.26%
Net interest margin (3)                                                    4.01%                                     4.16%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                121.00%                                   126.16%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3)  Represents  net  interest   income  divided  by  the  average   balance  of
     interest-earning assets.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended December 31, 2000 and 1999.

     Other Income. Other income increased $250,000, or 120.8%, from $207,000 for the quarter ended December 31 1999 to $457,000 for the quarter ended December 31, 2000. Mortgage banking income, net increased $211,000 from a loss of $83,000 for the quarter ended December 31, 1999 to income of $128,000 for the quarter ended December 31, 2000. During the quarter ended December 31, 2000, we sold fixed-rate mortgage loans held for sale of $6.2 million and recognized a $108,000 gain on the sale. The Bank was also able to record a nominal recovery on its lower of cost or fair value valuation reserve on loans held for sale of $20,000. During the quarter ended December 31, 1999, we sold fixed-rate mortgage loans held for sale of $2.5 million and recognized a gain of $36,000 from the sale of these loans; however, the increase in interest rates during this quarter required a $119,000 charge to earnings to record the loans held for sale to the lower of cost or fair value. Customer service fees increased $15,000, or 10.6% from $141,000 for the quarter ended December 31, 1999 to $156,000 for the quarter ended December 31, 2000. This increase results primarily from growth in the number of transaction accounts. In addition, during the quarter ended
December 31, 2000, commissions from sales of annuities and mutual funds increased $31,000 or 38.8% from $80,000 for the quarter ended December 31, 1999 to $111,000 for the quarter ended December 31, 2000. The increase resulted from a slightly higher volume of sales of annuities and mutual fund products.

     Operating Expenses. Total operating expenses were $2.2 million for the quarter ended December 31, 2000, an increase of $500,000, or 29.4% over the $1.7 million recorded for the three months ended December 31, 1999. Compensation and related benefits expense increased $300,000, or 25.0% from $1.2 million for the quarter ended December 31, 1999 to $1.5 million for the quarter ended December 31, 2000. This increase was primarily the result of the MRP expense of $263,000 for the quarter ended December 31, 2000, which was not present in 1999. The increases in other categories of operating expenses generally are attributable to the growth of the Company including the operating expenses associated with the Bank's seventh branch, which opened on September 27, 2000. We expect that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income Tax Expense. Income tax expense decreased $94,000 from tax expense of $577,000 for the quarter ended December 31, 1999 to $483,000 for the quarter ended December 31, 2000. The decrease resulted from a $285,000 decrease in income before income taxes. The effective tax rates were 34.9% and 34.6% for the quarters ended December 31, 2000 and 1999, respectively.

ASSET QUALITY

     At December 31, 2000, we had approximately $3.0 million of loans in nonaccrual status as compared with $2.9 million at September 30, 2000. At December 31, 2000 and September 30, 2000, impaired loans totaled $2.5 million and $2.6 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans result from two unrelated loan customers, both of which have loans secured by commercial real estate properties in Alamance County. At December 31, 2000, all of the $2.5 million of impaired loans is on non-accrual status, and their related reserve for loan losses totaled $245,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $2.7 million during the three months ended December 31, 2000. No interest income was recognized on these impaired loans during the three months ended December 31, 2000. All amounts received on these impaired loans have been recorded as a reduction of the principal balance of the loan. The Bank's net chargeoffs for the three months ended December 31, 2000 and 1999 were $32,000 and $1,000, respectively. The allowance for loan losses was $3.6 million or 1.53% of outstanding loans at December 31, 2000. This compares to 1.56 % at September 30, 2000 and 1.71% at December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 2000, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and cash equivalents totaled $20.8 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 2000 and 1999, we sold loans totaling $6.2 million and $2.5 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $13.6 million at December 31, 2000.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 2000, we had $5.9 million in commitments to originate new loans, $56.2 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $1.8 million in standby letters of credit. At December 31, 2000, certificates of deposit, which are scheduled to mature within one year, totaled $132.1 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2000 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At December 31, 2000, the Company was in compliance with the capital requirements of the Federal Reserve.

ACCOUNTING ISSUES

     In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 1999 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

     On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $664,000 and $ 1,114,000 at December 31, 2000 and October 1, 2000, respectively. The fair value of these commitments was less than $ 5,000 on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at December 31, 2000 was not material to the Company's consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since September 30, 2000. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2000.

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS

         None

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits.  None.
                  --------

         (b.)     Reports  on Form 8-K.  During the  quarter ended  December 31,
                  --------------------
                  2000, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES



         Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           1ST STATE BANCORP, INC.


                                           /s/ James C. McGill
Date:  February 7, 2001                    -------------------------------------
                                           James C. McGill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ A. Christine Baker
Date:  February 7, 2001                    -------------------------------------
                                           A. Christine Baker
                                           Executive Vice President
                                           Treasurer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)