Form 10-Q
period 2001-03-31
1ST STATE BANCORP INC
filed 2001-05-15
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


           VIRGINIA                                              56-2130744
--------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                        27215
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

     As of April 30, 2001, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited)
            and September 30, 2000............................................1

         Consolidated Statements of Income for the Three Months Ended
            March 31, 2001 and 2000 (unaudited)...............................2

         Consolidated Statements of Income for the Six Months Ended
            March 31, 2001 and 2000 (unaudited)...............................3

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the Six Months Ended March 31, 2001 and 2000
            (unaudited).......................................................4

         Consolidated Statements of Cash Flows for the Six Months Ended
            March 31, 2001 and 2000 (unaudited)...............................5

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...........................................10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................17

Item 2.  Changes in Securities and Use of Proceeds...........................17

Item 3.  Defaults Upon Senior Securities.....................................17

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES...................................................................18

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                                AT                  AT
                                                                            MARCH  31,          SEPTEMBER 30,
                                                                               2001                 2000
                                                                            -----------         ------------
                                                                            (UNAUDITED)
                                      ASSETS
Cash and cash equivalents                                                   $ 34,356                 33,107
  Investment securities:
     Held to maturity (fair value of $49,970 and $65,173
         at March 31, 2001 and September 30, 2000, respectively)              49,708                 67,232
     Available for sale (cost of $13,914 and $10,019
         at March 31, 2001 and September 30, 2000, respectively)              13,933                  9,752
Loans held for sale, at lower of cost or fair value                            6,544                  5,533
Loans receivable (net of allowance for loan losses of $3,619 and $3,536 at March 31, 2001 and September 30, 2000,
   respectively)                                                             227,192                223,595
Real estate owned                                                              2,106                     --
Federal Home Loan Bank stock, at cost                                          1,650                  1,650
Premises and equipment                                                         8,692                  8,453
Accrued interest receivable                                                    2,441                  2,653
Other assets                                                                   3,742                  3,552
                                                                            --------               --------
          Total assets                                                      $350,364                355,527
                                                                            ========               ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                           262,711                254,405
  Advances from Federal Home Loan Bank                                        20,000                 20,000
  Advance payments by borrowers for property taxes and insurance                 541                    151
  Dividend payable                                                               263                 17,270
  Other liabilities                                                            5,619                  4,492
                                                                            --------               --------
          Total liabilities                                                  289,134                296,318
                                                                            --------               --------

Stockholders' Equity:
  Preferred stock, $0.01 par value, 1,000,000 shares authorized;
       none issued                                                                --                     --
  Common stock, $0.01 par value, 7,000,000 shares authorized;
       3,289,607 shares issued and outstanding                                    33                     33
   Additional paid-in capital                                                 35,575                 35,587
   Unearned ESOP shares                                                       (4,678)                (4,950)
   Unearned compensation - management recognition plan                          (907)                (1,296)
   Deferred compensation                                                       3,815                  2,679
   Treasury stock for deferred compensation                                   (3,815)                (2,679)
   Retained income - substantially restricted                                 31,195                 29,999
   Accumulated other comprehensive income (loss) - net unrealized
        gain (loss) on investment securities available for sale                   12                   (164)
                                                                            --------               --------

        Total stockholders' equity                                            61,230                 59,209
                                                                            --------               --------

        Total liabilities and stockholders' equity                          $350,364                355,527
                                                                            ========               ========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
                                                                           2001                2000
                                                                          --------          --------
Interest income:
   Interest and fees on loans                                             $  4,927             4,442
   Interest and dividends on investments                                     1,119             1,433
   Overnight deposits                                                          195               113
                                                                          --------          --------
         Total interest income                                               6,241             5,988
                                                                          --------          --------

Interest expense:
    Deposit accounts                                                         3,013             2,437
    Borrowings                                                                 277               365
                                                                          --------          --------
         Total interest expense                                              3,290             2,802
                                                                          --------          --------

         Net interest income                                                 2,951             3,186

Provision for loan losses                                                       60                60
                                                                          --------          --------
         Net interest income after provision for loan losses                 2,891             3,126
                                                                          --------          --------

Other income:
   Service fees on loans sold                                                   22                22
   Customer service fees                                                       162               140
   Commissions from sales of annuities and mutual funds                        108               115
   Real estate operations, net                                                  (6)               --
   Mortgage banking income, net                                                193                25
   Other                                                                        41                39
                                                                          --------          --------
         Total other income                                                    520               341
                                                                          --------          --------
Operating expenses:
   Compensation and related benefits                                         1,431             1,108
   Occupancy and equipment                                                     331               255
   Deposit insurance premiums                                                   13                12
   Other expenses                                                              425               369
                                                                          --------          --------
         Total operating expenses                                            2,200             1,744
                                                                          --------          --------
         Income before income taxes                                          1,211             1,723

Income taxes                                                                   436               608
                                                                          --------          --------

         Net income                                                       $    775             1,115
                                                                          ========          ========

         Earnings per share:

         Basic                                                            $   0.26          $   0.38
         Diluted                                                          $   0.24          $   0.38


See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                          --------------------------
                                                                           2001                2000
                                                                          --------          --------
Interest income:
   Interest and fees on loans                                             $ 10,017             8,834
   Interest and dividends on investments                                     2,336             2,905
   Overnight deposits                                                          398               205
                                                                          --------          --------
         Total interest income                                              12,751            11,944
                                                                          --------          --------

Interest expense:
    Deposit accounts                                                         5,990             4,770
    Borrowings                                                                 580               721
                                                                          --------          --------
         Total interest expense                                              6,570             5,491
                                                                          --------          --------

         Net interest income                                                 6,181             6,453

Provision for loan losses                                                      120               120
                                                                          --------          --------
         Net interest income after provision for loan losses                 6,061             6,333
                                                                          --------          --------
Other income:
   Service fees on loans sold                                                   42                45
   Customer service fees                                                       318               281
   Commissions from sales of annuities and mutual funds                        219               195
   Real estate operations, net                                                  (6)               --
   Mortgage banking income (loss), net                                         321               (58)
   Other                                                                        83                85
                                                                          --------          --------
         Total other income                                                    977               548
                                                                          --------          --------
Operating expenses:
   Compensation and related benefits                                         2,974             2,283
   Occupancy and equipment                                                     608               501
   Deposit insurance premiums                                                   25                46
   Other expenses                                                              836               658
                                                                          --------          --------
         Total operating expenses                                            4,443             3,488
                                                                          --------          --------
         Income before income taxes                                          2,595             3,393

Income taxes                                                                   919             1,185
                                                                          --------          --------

         Net income                                                       $  1,676             2,208
                                                                          ========          ========

         Earnings per share:

         Basic                                                            $   0.56          $   0.75
         Diluted                                                          $   0.53          $   0.75

See accompanying notes to the consolidated financial statements

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                                     TREASURY
                                                              ADDITIONAL    UNEARNED       UNEARNED                 STOCK FOR
                                                   COMMON      PAID-IN        ESOP       COMPENSATION   DEFERRED     DEFERRED
                                                   STOCK       CAPITAL       SHARES           MRP     COMPENSATION COMPENSATION
                                                   -----       -------       ------           ---     ------------ -----------

Balance at September 30, 1999                    $    32        49,216        (4,470)            --        2,373     (2,373)

Comprehensive income:
     Net income                                       --            --            --             --           --         --
     Other comprehensive income-unrealized
       loss on securities available-for-sale
net
       of income taxes of $52                         --            --            --             --           --         --


Total comprehensive income
Release of ESOP shares                                --           (5)           282             --           --         --
Deferred compensation                                 --            --            --             --          230         --
Treasury stock held for deferred
    compensation                                      --            --            --             --           --       (230)
Cash dividend declared                                --            --            --             --           --         --
Cash dividend on unallocated ESOP shares              --            --            --             --           --         --
                                                --------    ----------   -----------   ------------   ----------   --------
Balance at March 31, 2000                       $     32        49,211        (4,188)            --        2,603     (2,603)
                                                ========    ==========   ===========   ============   ==========   ========


Balance at September 30, 2000                   $     33        35,587        (4,950)        (1,296)       2,679     (2,679)

Comprehensive income:
     Net income                                       --            --            --             --           --         --
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $110                    --            --            --             --           --         --


Total comprehensive income
Release of ESOP shares                                --           (12)          272             --           --         --
Deferred compensation                                 --            --            --             --        1,136         --
Treasury stock held for deferred
compensation                                          --            --            --             --           --     (1,136)
MRP share amortization                                --            --            --            389           --         --
Cash dividend declared                                --            --            --             --           --         --
Cash dividend on unallocated ESOP shares              --            --            --             --           --         --
                                                --------    ----------   -----------   ------------   ----------   --------
Balance at March 31, 2001                       $     33        35,575        (4,678)          (907)       3,815     (3,815)
                                                ========    ==========   ===========   ============   ==========   ========


                                                                    ACCUMULATED
                                                                       OTHER           TOTAL
                                                    RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                     INCOME        INCOME (LOSS)      EQUITY
                                                     ------        -------------      ------

Balance at September 30, 1999                          26,960             (123)       71,615

Comprehensive income:
     Net income                                         2,208               --         2,208
     Other comprehensive income-unrealized
       loss on securities available-for-sale
       net of income taxes of $52                          --              (91)          (91)
                                                                                  ----------

Total comprehensive income                                                             2,117
Release of ESOP shares                                     --               --           277
Deferred compensation                                      --               --           230
Treasury stock held for deferred
    compensation                                           --               --          (230)
Cash dividend declared                                   (506)              --          (506)
Cash dividend on unallocated ESOP shares                   36               --            36
                                                -------------    -------------   -----------
Balance at March 31, 2000                              28,698             (214)       73,539
                                                =============    =============   ===========

Balance at September 30, 2000                          29,999             (164)       59,209

Comprehensive income:
     Net income                                         1,676               --         1,676
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $110                         --              176           176
                                                                                  ----------

Total comprehensive income                                                             1,852
Release of ESOP shares                                     --               --           260
Deferred compensation                                      --               --         1,136
Treasury stock held for deferred
  compensation                                             --               --        (1,136)
MRP share amortization                                     --               --           389
Cash dividend declared                                   (526)              --          (526)
Cash dividend on unallocated ESOP shares                   46               --            46
                                                -------------    -------------   -----------
Balance at March 31, 2001                              31,195               12        61,230
                                                =============    =============   ===========



See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2001                2000
                                                                                --------            --------
Cash flows from operating activities:
   Net income                                                                   $  1,676               2,208
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                 120                 120
           Depreciation                                                              305                 239
           Deferred tax benefit                                                     (325)               (115)
           Amortization of premiums and discounts, net                               (12)                (17)
           Release of  ESOP shares                                                   260                 276
           Vesting of MRP shares                                                     389                  --
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                 (11)                 33
           Net loss on sale of loans                                                  50                 361
           Proceeds from loans held for sale                                      17,646               9,209
           Originations of loans held for sale                                   (18,707)             (6,278)
           Decrease (increase) in other assets                                        25                (574)
           Decrease (increase) in accrued interest receivable                        212                 (87)
           Increase/(decrease) in other liabilities                                1,127              (1,523)
                                                                                --------            --------
                   Net cash provided by operating activ                            2,755               3,852
                                                                                --------            --------

Cash flows provided by (used in) investing activities:
    Purchase of FHLB stock                                                            --                (431)
    Redemption of FHLB stock                                                          --                 290
    Purchases of investment securities held to maturity                               --              (3,996)
    Purchase of investment securities available for sale                          (6,999)                 --
    Proceeds from maturities of investment securities available for sale           3,108               2,040
    Proceeds from maturities of investment securities held to maturity            17,532               4,300
    Net increase in loans receivable                                              (5,812)            (12,043)
    Purchases of premises and equipment                                             (544)                (76)
                                                                                --------            --------

                   Net cash provided by (used in) investing activities             7,285              (9,916)
                                                                                --------            --------


                                                    (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                         MARCH 31,
                                                                                  2001                2000
                                                                                --------            --------
Cash flows from financing activities:
   Net increase in deposits                                                     $  8,306            $  5,901
   Advances from the Federal Home Loan Bank                                        5,000              16,000
   Repayments of advances from Federal Home Loan Bank                             (5,000)            (10,000)
   Return of capital dividend payment                                            (17,007)                 --
   Dividends paid on common stock                                                   (480)               (469)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                    390                 347
                                                                                --------            --------
   Net cash (used in)  provided by  financing activities                          (8,791)             11,779
                                                                                --------            --------

        Net increase in cash and cash equivalents                                  1,249               5,715

Cash and cash equivalents at beginning of period                                  33,107              15,657
                                                                                --------            --------

Cash and cash equivalents at end of period                                      $ 34,356            $ 21,372
                                                                                ========            ========

Payments are shown below for the following:
       Interest                                                                 $  6,598            $  5,429
                                                                                ========            ========

       Income taxes                                                             $    937            $  1,317
                                                                                ========            ========

Noncash investing and financing activities:
     Deferred compensation to be settled in Company's stock                     $  1,136            $    230
                                                                                ========            ========

     Unrealized gains (losses) on investment securities
          available for sale                                                    $    286            $   (143)
                                                                                ========            ========

     Cash dividends declared but not paid                                       $    241            $    235
                                                                                ========            ========

     Cash dividends on unallocated ESOP shares, used to repay the
          Company's loan to ESOP, and on unallocated MRP shares                 $     46            $     36
                                                                                ========            ========

     Transfer from loans held for sale to loans receivable                      $    686            $  5,099
                                                                                ========            ========

     Transfer of land from other assets to premises and equipment               $     --            $    545
                                                                                ========            ========

     Transfer from loans to real estate acquired in settlement of loans         $  2,106            $     --
                                                                                ========            ========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

NOTE 1.  NATURE OF BUSINESS

          1st State Bancorp, Inc. (the "Company") was incorporated under the laws of the Commonwealth of Virginia for the purpose of becoming the holding company for 1st State Bank (the "Bank") in connection with the Bank's conversion from a North Carolina-chartered mutual savings bank to a North Carolina-chartered stock savings bank (the "Converted Bank") pursuant to its Plan of Conversion (the "Stock Conversion"). Upon completion of the Stock Conversion, the Converted Bank converted from a North Carolina-chartered stock savings bank to a North Carolina commercial bank (the "Bank Conversion"), retaining the name 1st State Bank (the "Commercial Bank"), and the Commercial Bank succeeded to all of the assets and liabilities of the Converted Bank. The Stock Conversion and the Bank Conversion were consummated on April 23, 1999. The common stock of the Company began trading on the Nasdaq National Market System under the symbol "FSBC" on April 26, 1999.

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

          The results of operations for the three and six month periods ended March 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

          The Company's basic earnings per share were computed by dividing net income by the weighted average shares outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted. Diluted earnings per share includes the potentially dilutive effects of the Company's benefit plans. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                                   2001            2000
                                                                                   ----            ----
         Shares outstanding, excluding MRP shares granted                       3,163,125       3,163,125
         Add: vested MRP shares issued                                             42,163              --
         Less: unallocated ESOP shares                                           (191,213)       (219,932)
                                                                                ---------       ---------
         Basic shares for earnings per share                                    3,014,075       2,943,193

         Add: unvested MRP shares                                                  84,319              --

         Add: potential common stock pursuant to stock
               option plan  (See Note 7)                                           67,269              --
                                                                                ---------       ---------
         Diluted shares for earnings per share                                  3,165,663       2,943,193
                                                                                =========       =========

                                                                                     Six Months Ended
                                                                                       March 31,
                                                                                   2001            2000
                                                                                   ----            ----
         Shares outstanding, excluding MRP shares granted                       3,163,125        3,163,125
         Add: vested MRP shares issued                                             42,163               --
         Less: unallocated ESOP shares                                           (194,774)        (223,597)
                                                                                ---------       ---------
         Basic shares for earnings per share                                    3,010,514        2,939,528

         Add: unvested MRP shares                                                  84,319               --

         Add: potential common stock pursuant to stock
               option plan  (See Note 7)                                           64,165              --
                                                                                ---------       ---------
         Diluted shares for earnings per share                                  3,158,998       2,939,528
                                                                                =========       =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

          The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and six months ended March 31, 2001, 6,992 and 14,089 shares of stock were committed to be released and approximately $131,000 and $260,000 of compensation expense was recognized, respectively.

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

          Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Conversion, so the Company purchases its common stock to fund this obligation as additional amounts are deferred. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2000 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

          The expense related to this plan for the three and six months ended March 31, 2001 was $68,000 and $135,000, respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

          The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant. Compensation expense of $263,000 and $527,000 associated with the MRP was recorded during the three and six months ended March 31, 2001.

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

          On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $2,410,000 and $ 1,114,000 at March 31, 2001 and October 1, 2000, respectively. The fair value of these commitments was immaterial on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at March 31, 2001 was not material to the Company's consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND SEPTEMBER 30, 2000

          Total assets decreased by $5.1 million or 1.5% from $355.5 million at September 30, 2000 to $350.4 million at March 31, 2001. Assets grew by $11.8 million during the six months ended March 31, 2001 but this growth was largely offset by the $17.0 million return of capital dividend which was paid to stockholders on October 2, 2000.

          Investment securities available for sale increased $4.1 million from $9.8 million at September 30, 2000 to $13.9 million at March 31, 2001. Investment securities held to maturity decreased $17.5 million from $68.9 million at September 30, 2000 to $51.4 million at March 31, 2001. As market interest rates fell during the six months ended March 31, 2001, many of the Company's callable investment securities were called by the issuers.

          Loans receivable, net increased by $3.6 million, or 1.6%, from $223.6 million at September 30, 2000 to $227.2 million at March 31, 2001. Loans held for sale also increased $1.0 million from $5.5 million at September 30, 2000 to $6.5 million at March 31, 2001. With the lower interest rate environment, we have continued to sell most of the long term fixed rate mortgage loans that we originate. We sold $17.7 million in fixed rate mortgage loans during the six months ended March 31, 2001 compared to $9.2 million for the six months ended March 31, 2000. We continue to emphasize commercial, commercial real estate, consumer loans and equity lines of credit that carry variable rates and/or short term maturities. At March 31, 2001, commercial loans totaled $52.6 million and account for 22.8% of gross loans compared to $42.9 million and 18.9% at September 30, 2000. One to four family residential loans at March 31, 2001 totaled $91.8 million or 39.8% of gross loans compared to $97.6 million or 43.0% at September 30, 2000.

          Deposits increased $8.3 million from $254.4 million at September 30, 2000 to $262.7 million at March 31, 2001. Certificates of deposit at March 31, 2001 totaled $170.8 million or 65.0% of total deposits. At September 30, 2000, certificates of deposit totaled $168.3 million or 66.2% of total deposits. We continue to emphasize transaction accounts, which carry lower interest rates than certificates of deposit. Transaction accounts account for 61.3% of the deposit growth during the six months ended March 31, 2001.

          Stockholders' equity increased by $2.0 million from $59.2 million at September 30, 2000 to $61.2 million at March 31, 2001 as a result of net income of $1.7 million, release of ESOP shares of $260,000, vesting of MRP shares of $389,000, and an increase in unrealized gains on available for sale securities of $176,000. These increases were offset by dividends declared of $480,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND
2000

          Net Income. We recorded net income of $775,000 for the quarter ended March 31, 2001, as compared to $1,115,000 for the quarter ended March 31, 2000, representing a decrease of $340,000, or 30.5%. For the three months ended March 31, 2001 basic and diluted earnings per share were $0.26 and $0.24, respectively. The Company reported basic and diluted earnings per share for the quarter ended March 31, 2000 of $0.38 per share. The decrease in net income resulted primarily from decreased net interest income and increased operating expenses that were offset partially by increased other income and decreased income taxes. The decline in net interest income resulted from the decrease in average earning assets that resulted from the special return of capital dividend of $17.0 million, which was paid on October 2, 2000 and decreased net interest margins. The return of capital dividend decreased the ratio of average interest-earning assets to average interest-bearing liabilities from 126.5% for the three months ended March 31, 2000 to 119.0% for the three months ended March 31, 2001.

          Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $235,000 or 7.4% for the three months ended March 31, 2001, compared to the same quarter in the prior year. This decrease reflects a $253,000 increase in interest income that was more than offset by the $488,000 increase in total interest expense. The average net interest margin decreased 32 basis points from 3.99% for the three months ended March 31, 2000 to 3.67% for the quarter ended March 31, 2001.

          Interest Income. The increase in interest income for the three months ended March 31, 2001 was due to an increase of $2.4 million in average interest-earning assets compared to the same quarter in the prior year and an increase in yield on interest-earning assets of 0.26% from 7.50% for the three months ended March 31, 2000 to 7.76% for the three months ended March 31, 2001. The increased volume of average interest-earning assets increased interest income by approximately $44,000 and the increased yield increased interest income by approximately $209,000. An increase in average loans outstanding of $15.1 million coupled with an increase in average interest-bearing overnight funds of $6.2 million increased interest-earning assets for the quarter compared to the prior year. These increases were offset in part by a decrease in average investments of $18.9 million. Average investments decreased to provide cash to pay the special return of capital dividend and as a result of the $20.0 million of bonds that were called.

          Interest Expense. Interest expense increased in the three months ended March 31, 2001 due to an increase in average interest-bearing liabilities of $18.0 million and an increase in the cost of interest-bearing liabilities of 43 basis points from 4.44% for the three months ended March 31, 2000 to 4.87% for the three months ended March 31, 2001. Average deposits increased by $23.9 million while average FHLB advances decreased $5.9 million for the three months ended March 31, 2001 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $200,000 while the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $289,000.

          The following table presents average balances and average rates earned/paid by the Company for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000.

                                                      THREE MONTHS ENDED                          THREE  MONTHS ENDED
                                                        MARCH 31, 2001                               MARCH 31, 2000
                                                                             DOLLARS IN THOUSANDS

                                                 AVERAGE                   YIELD/              AVERAGE              YIELD/
                                                 BALANCE       INTEREST    COST                BALANCE    INTEREST   COST
                                                 -------       --------    ------              -------    --------  ------
Assets:
Loans receivable (1)                             232,084          4,927    8.49%               216,993      4,442    8.19%
Investment securities (2)                         75,511          1,119    5.93                 94,449      1,433    6.07
Interest-bearing overnight deposits               14,129            195    5.53                  7,930        113    5.69
                                                 -------          -----                        -------      -----
  Total interest-earning assets                  321,724          6,241    7.76                319,372      5,988    7.50
Non interest-earning assets                       26,125                                        19,509
                                                 -------                                       -------
  Total assets                                   347,849                                       338,881

Liabilities and stockholders' equity:
Deposits                                         249,938          3,013    4.82%               226,086      2,437    4.31%
FHLB advances                                     20,444            277    5.41                 26,297        365    5.56
                                                 -------          -----                        -------      -----
  Total interest-earning liabilities             270,382          3,290    4.87                252,383      2,802    4.44
Non interest-earning liabilities                  16,641                                        13,469
                                                 -------                                       -------
  Total liabilities                              287,023                                       265,852
Stockholders' equity                              60,826                                        73,029
                                                 -------                                       -------
  Total liabilities and stockholders' equity     347,849                                       338,881

Net interest income                                               2,951                                     3,186
Interest rate spread                                                       2.89%                                     3.06%
Net interest margin (3)                                                    3.67%                                     3.99%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 118.99%                                   126.54%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3)  Represents  net  interest   income  divided  by  the  average   balance  of
     interest-earning assets.

          Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended March 31, 2001 and 2000. During the quarter we foreclosed on a $2.1 million loan resulting in an increase to real estate owned. The fair value of the collateral for the loan, less costs to sell, is estimated to exceed the balance of the loan. Accordingly, upon foreclosure there was no charge off against the allowance for loan losses. See further discussion of nonperforming assets at "Asset Quality".

          Other Income. Other income increased $179,000, or 52.5%, from $341,000 for the quarter ended March 31, 2000 to $520,000 for the quarter ended March 31, 2001. Mortgage banking income, net increased $168,000 from $25,000 for the quarter ended March 31, 2000 to $193,000 for the quarter ended March 31, 2001. During the quarter ended March 31, 2001, we sold fixed-rate mortgage loans held for sale of $11.4 million and recognized a $193,000 gain on the sale. During the quarter ended March 31, 2000, we sold fixed-rate mortgage loans held for sale of $6.7 million and recognized a gain of $25,000 from the sale of these loans. Customer service fees increased $22,000, or 15.7% from $140,000 for the quarter ended March 31, 2000 to $162,000 for the quarter ended March 31, 2001. This increase results primarily from growth in the number of transaction accounts. During the quarter ended March 31, 2001, the Company incurred net losses from real estate operations of $6,000, which were not present in the prior year.

          Operating Expenses. Total operating expenses were $2.2 million for the quarter ended March 31, 2001, an increase of $456,000, or 26.2% over the $1.7 million recorded for the three months ended March 31, 2000. Compensation and related benefits expense increased $323,000, or 29.2% from $1.1 million for the quarter ended March 31, 2000 to $1.4 million for the quarter ended March 31, 2001. This increase was primarily the result of the MRP expense of $263,000 for the quarter ended March 31, 2001, which was not present in 2000. Occupancy and equipment expense increased $76,000 or 29.8% from $255,000 for the quarter ended March 31, 2000 to $331,000 for the quarter ended March 31, 2001. Most of this increase was depreciation expense from the new branch and the check imaging hardware and software, which were not present in the same quarter in the prior year. The increases in other categories of operating expenses generally are attributable to the growth of the Company including the operating expenses associated with the Bank's seventh branch, which opened on September 27, 2000. We expect that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

          Income Tax Expense. Income tax expense decreased $172,000 from tax expense of $608,000 for the quarter ended March 31, 2000 to $436,000 for the quarter ended March 31, 2001. The decrease resulted from a $512,000 decrease in income before income taxes. The effective tax rates were 36.0% and 35.3% for the quarters ended March 31, 2001 and 2000, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

          Net Income. We recorded net income of $1.7 million for the six months ended March 31, 2001, as compared to $2.2 million for the six months ended March 31, 2000, representing a decrease of $532,000, or 24.1%. For the six months ended March 31, 2001 basic and diluted earnings per share were $0.56 and $0.53, respectively. The Company reported basic and diluted earnings per share for the six months ended March 31, 2000 of $0.75 per share. The decrease in net income resulted primarily from decreased net interest income and increased operating expenses that were offset partially by increased other income and decreased income taxes. The decline in net interest income resulted from the decrease in average earning assets that resulted from the special return on capital dividend of $17.0 million, which was paid on October 2, 2000 and decreased net interest margins. The return of capital dividend decreased the ratio of average interest-earning assets to average interest-bearing liabilities from 126.7% for the six months ended March 31, 2000 to 120.0% for the six months ended March 31, 2001.

          Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $272,000 or 4.2% for the six months ended March 31, 2001, compared to the same six months in the prior year. This decrease reflects a $807,000 increase in interest income that was more than offset by the $1.1 million increase in total interest expense. The average net interest margin decreased 23 basis points from 4.07% for the six months ended March 31, 2000 to 3.84% for the six months ended March 31, 2001.

          Interest Income. The increase in interest income for the six months ended March 31, 2001 was due to an increase of $4.8 million in average interest-earning assets compared to the same six months in the prior year and an increase in yield on interest-earning assets of 0.39% from 7.53% for the six months ended March 31, 2000 to 7.92% for the six months ended March 31, 2001. The increased volume of average interest-earning assets increased interest income by approximately $180,000 and the increased yield increased interest income by approximately $628,000. An increase in average loans outstanding of $17.8 million coupled with an increase in average interest-bearing overnight funds of $5.7 million increased interest-earning assets for the six months compared to the prior year. These increases were offset in part by a decrease in average investments of $18.7 million. Average investments decreased to provide cash to pay the special return of capital dividend and as a result of the $20.0 million of bonds that were called.

          Interest Expense. Interest expense increased in the six months ended March 31, 2001 due to an increase in average interest-bearing liabilities of $18.0 million and an increase in the cost of interest-bearing liabilities of 51 basis points from 4.39% for the six months ended March 31, 2000 to 4.90% for the six months ended March 31, 2001. Average deposits increased by $22.8 million while average FHLB advances decreased $4.9 million for the six months ended March 31, 2001 compared to the same six months in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $394,000 while the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $685,000.

          The following table presents average balances and average rates earned/paid by the Company for the six months ended March 31, 2001 compared to the six months ended March 31, 2000.

                                                       SIX MONTHS ENDED                            SIX  MONTHS ENDED
                                                        MARCH 31, 2001                               MARCH 31, 2000
                                                                             DOLLARS IN THOUSANDS

                                                 AVERAGE                   YIELD/              AVERAGE              YIELD/
                                                 BALANCE       INTEREST    COST                BALANCE    INTEREST   COST
                                                 -------       --------    ------              -------    --------  ------
Assets:
Loans receivable (1)                             231,747         10,017    8.64%               213,994      8,834    8.26%
Investment securities (2)                         77,118          2,336    6.06                 95,838      2,905    6.06
Interest-bearing overnight deposits               13,143            398    6.07                  7,399        205    5.55
                                                 -------         ------                        -------     ------
  Total interest-earning assets                  322,008         12,751    7.92                317,231     11,944    7.53
Non interest-earning assets                       23,977                                        19,656
                                                 -------                                       -------
  Total assets                                   345,985                                       336,887

Liabilities and stockholders' equity:
Deposits                                         247,303          5,990    4.84%               224,454      4,770    4.25%
FHLB advances                                     21,050            580    5.51                 25,929        721    5.56
                                                 -------         ------                        -------     ------
  Total interest-earning liabilities             268,353          6,570    4.90                250,383      5,491    4.39
Non interest-earning liabilities                  17,311                                        13,912
                                                 -------                                       -------
  Total liabilities                              285,664                                       264,295
Stockholders' equity                              60,321                                        72,592
                                                 -------                                       -------
  Total liabilities and stockholders' equity     345,985                                       336,887

Net interest income                                               6,181                                     6,453
Interest rate spread                                                       3.02%                                     3.14%
Net interest margin (3)                                                    3.84%                                     4.07%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                                 119.99%                                   126.70%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3)  Represents  net  interest   income  divided  by  the  average   balance  of
     interest-earning assets.

          Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for both the six months ended March 31, 2001 and 2000. During the quarter we foreclosed on a $2.1 million loan resulting in an increase to real estate owned. The fair value of the collateral for the loan, less costs to sell, is estimated to exceed the balance of the loan. Accordingly, upon foreclosure there was no charge off against the allowance for loan losses. See further discussion of nonperforming assets at "Asset Quality".

          Other Income. Other income increased $429,000, or 78.3%, from $548,000 for the six months ended March 31, 2000 to $977,000 for the six months ended March 31, 2001. Mortgage banking income, net increased $379,000 from a loss of $58,000 for the six months ended March 31, 2000 to income of $321,000 for the six months ended March 31, 2001. During the six months ended March 31, 2001, we sold fixed-rate mortgage loans held for sale of $17.7 million and recognized a $301,000 gain on the sale as well as a recovery of $20,000 from previous writedowns on loans held for sale. During the six months ended March 31, 2000, we sold fixed-rate mortgage loans held for sale of $9.2 million and recognized a gain of $122,000 from the sale of these loans; however, the increase in interest rates during this six months required a $180,000 charge to earnings to record the loans held for sale at the lower of cost or fair value. Customer service fees increased $37,000, or 13.2% from $281,000 for the six months ended March 31, 2000 to $318,000 for the six months ended March 31, 2001. This increase results primarily from growth in the number of transaction accounts. In addition, during the six months ended March 31, 2001, commissions from sales of annuities and mutual funds increased $24,000 or 12.3% from $195,000 for the six months ended March 31, 2000 to $219,000 for the six months ended March 31, 2001. This increase resulted from a shift in the mix of products sold that earned the Company higher commissions. During the six months ended March 31, 2001, the Company incurred net losses from real estate operations of $6,000, which were not present in the prior year.

          Operating Expenses. Total operating expenses were $4.4 million for the six months ended March 31, 2001, an increase of $955,000, or 27.4% over the $3.5 million recorded for the six months ended March 31, 2000. Compensation and related benefits expense increased $691,000, or 30.3% from $2.3 million for the six months ended March 31, 2000 to $3.0 million for the six months ended March 31, 2001. This increase was primarily the result of the MRP expense of $527,000 for the six months ended March 31, 2001, which was not present in 2000. Occupancy and equipment expense increased $107,000 or 21.4% from $501,000 for the six months ended March 31, 2000 to $608,000 for the six months ended March 31, 2001. Most of this increase was depreciation expense from the new branch and the check imaging hardware and software, which were not present in the same, six months in the prior year. The increases in other categories of operating expenses generally are attributable to the growth of the Company including the operating expenses associated with the Bank's seventh branch, which opened on September 27, 2000. We expect that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

          Income Tax Expense. Income tax expense decreased $266,000 from tax expense of $1.2 million for the six months ended March 31, 2000 to $919,000 for the six months ended March 31, 2001. The decrease resulted from a $798,000 decrease in income before income taxes. The effective tax rates were 35.4% and 34.9% for the six months ended March 31, 2001 and 2000, respectively. The higher effective tax rate results from the losses at the holding company level for which no state tax benefit is received.

ASSET QUALITY

          At March 31, 2001, the Company's non-performing assets (nonaccrual loans and real estate owned) were $2.9 million or 0.83% of total assets. At September 30, 2000, non-performing assets consisted entirely of loans, which were approximately $2.9 million or 0.82% of total assets. At March 31, 2001, impaired loans totaled $493,000 as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," compared to $2.6 million at September 30, 2000. The decrease is attributable to a single $2.1 million loan that was foreclosed during the quarter. See further discussion below. The impaired loans at March 31, 2001 result from one borrower and are secured by several one to four family dwellings that are used as income properties in Alamance County. At March 31, 2001, all of the $493,000 of impaired loans are on non-accrual status, and their related reserve for loan losses totaled $45,000. The average carrying value of impaired loans was $1.8 million during the six months ended March 31, 2001. No interest income was recognized on these impaired loans during the six months ended March 31, 2001. All amounts received on these impaired loans have been recorded as a reduction of the principal balance of the loan. At March 31, 2001 real estate owned totaled $2.1 million, compared to zero one at September 30, 2000. The increase is attributable to foreclosing on two loans secured by real estate during the quarter ended March 31, 2001. Within real estate owned is a 53 unit apartment complex in Burlington, N. C. with a carrying value of $2.0 million. We have engaged a management company to rent and operate the complex while we own it. The Company is undertaking steps to liquidate the real estate owned properties. The Bank's net chargeoffs for the six months ended March 31, 2001 and 2000 were $36,000 and $1,000, respectively. The allowance for loan losses was $3.6 million or 1.57% of outstanding loans at March 31, 2001. This compares to 1.56 % at September 30, 2000 and 1.66% at March 31, 2000.

          Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2001, we had $ 3.3 million in classified assets consisting entirely of $3.3 million in substandard assets.

          In addition to regulatory classifications, we also classify as "special mention" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At March 31, 2001, we have identified approximately $37.8 million in assets classified as special mention or watch. Included in this amount are five loans with an aggregate outstanding balance of $4.3 million at March 31, 2001 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $174,000 from us under a line of credit. All the loans are secured by a first lien on all company assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director has personally guaranteed repayment of the loans. At March 31, 2001, such loans were current with respect to their payment terms and were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in May 2001, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become a nonperforming asset in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

          The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 2001, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

          Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $34.4 million. We have other sources of liquidity should we need additional funds. During the six months ended March 31, 2001 and 2000, we sold loans totaling $17.7 million and $9.2 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $13.9 million at March 31, 2001.

          We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2001, we had $7.2 million in commitments to originate new loans, $55.2 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $266,000 in standby letters of credit. At March 31, 2001, certificates of deposit, which are scheduled to mature within one year, totaled $140.2 million. We believe that a significant portion of such deposits will remain with us.

          The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2001 and is deemed to be "well capitalized."

          The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At March 31, 2001, the Company was in compliance with the capital requirements of the Federal Reserve.

ACCOUNTING ISSUES

          In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." In June 2000 the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS 133." SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000; the Company adopted SFAS No. 133, as amended by SFAS No. 138, on October 1, 2000.

          On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $2,410,000 and $1,114,000 at March 31, 2001 and October 1, 2000, respectively. The fair value of these commitments was less than $ 12,000 on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at March 31, 2001 was not material to the Company's consolidated financial statements.

          The FASB has issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"). This statement replaces SFAS No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities") and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without consideration. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, based on application of a financial components approach that focuses on control. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 2001. Adoption of SFAS No. 140 is not expected to have a material impact on the Company's consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risk is the possible chance of loss from unfavorable changes in market prices and rates. These changes may result in a reduction of current and future period net interest income, which is the favorable spread earned from the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities.

          The Company considers interest rate risk to be its most significant market risk, which could potentially have the greatest impact on operating earnings. The structure of the Company's loan and deposit portfolios is such that a significant decline in interest rates may adversely impact net market values and net interest income.

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

         None

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on January 30, 2001. At this meeting 2,859,452 shares of the Company's common stock were represented in person or by proxy.

         Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                             Votes in Favor       Votes
                    Nominee                  Of Election          Withheld

           James A. Barnwell, Jr.            2,854,864            4,588
           James G. McClure, Jr.             2,854,864            4,588
           T. Scott Quakenbush               2,854,864            4,588
           Ernest A. Koury, Jr.              2,854,837            4,615

         There were no broker nonvotes on the matter.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits.  None.
                  --------

         (b.)     Reports on Form 8-K.  During the quarter ended March 31, 2001,
                  -------------------
                  the  registrant  did not file any current reports on Form 8-K.

                                   SIGNATURES



          Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   1ST STATE BANCORP, INC.


                                   /s/ James C. McGill
Date:  May 11, 2001                ----------------------------------------
                                   James C. McGill
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ A. Christine Baker
Date:  May 11, 2001                ----------------------------------------
                                   A. Christine Baker
                                   Executive Vice President
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)