Form 10-Q
period 2001-06-30
1ST STATE BANCORP INC
filed 2001-08-14
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               VIRGINIA                                         56-2130744
-------------------------------                              ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                       27215
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

     As of July 31, 2001, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
           and September 30, 2000.............................................1

         Consolidated Statements of Income for the Three Months Ended
           June 30, 2001 and 2000 (unaudited).................................2

         Consolidated Statements of Income for the Nine Months Ended
           June 30, 2001 and 2000 (unaudited).................................3

         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Nine Months Ended June 30,
           2001 and 2000 (unaudited)..........................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended
           June 30, 2001 and 2000 (unaudited).................................5

         Notes to Consolidated Financial Statements...........................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................10

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

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES...................................................................18

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                 (IN THOUSANDS)

                                                                                 AT                AT
                                                                               JUNE 30,        SEPTEMBER 30,
                                                                                2001               2000
                                                                             ------------      -------------
                                                                             (Unaudited)
                                      ASSETS

Cash and cash equivalents                                                      $ 23,371             33,107
Investment securities:
     Held to maturity (fair value of $25,852 and $65,173
         at June 30, 2001 and September 30, 2000, respectively)                  25,660             67,232
     Available for sale (cost of $54,399 and $10,019
         at June 30, 2001 and September 30, 2000, respectively)                  54,330              9,752
Loans held for sale, at lower of cost or fair value                               3,251              5,533
Loans receivable (net of allowance for loan losses of $3,553 and $3,536 at June 30, 2001 and September 30, 2000,
    respectively)                                                               222,493            223,595
Real estate owned                                                                 1,981               --
Federal Home Loan Bank stock, at cost                                             1,650              1,650
Premises and equipment                                                            8,552              8,453
Accrued interest receivable                                                       2,231              2,653
Other assets                                                                      3,221              3,552
                                                                               --------           --------
          Total assets                                                         $346,740            355,527
                                                                               ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              258,843            254,405
  Advances from Federal Home Loan Bank                                           20,000             20,000
  Advance payments by borrowers for property taxes and insurance                    684                151
  Dividend payable                                                                  263             17,270
  Other liabilities                                                               4,789              4,492
                                                                               --------           --------
          Total liabilities                                                     284,579            296,318
                                                                               --------           --------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                --                 --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 shares issued and outstanding                                     33                 33
   Additional paid-in capital                                                    35,581             35,587
   Unearned ESOP shares                                                          (4,541)            (4,950)
   Unearned compensation - management recognition plan                             (713)            (1,296)
   Deferred compensation                                                          4,025              2,679
   Treasury stock for deferred compensation                                      (4,025)            (2,679)
   Retained income - substantially restricted                                    31,843             29,999
   Accumulated other comprehensive loss - net unrealized
        loss on investment securities available for sale                            (42)              (164)
                                                                               --------           --------
        Total stockholders' equity                                               62,161             59,209
                                                                               --------           --------

        Total liabilities and stockholders' equity                             $346,740            355,527
                                                                               ========           ========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                           2001              2000
                                                                       ----------          -------
Interest income:
   Interest and fees on loans                                          $    4,625            4,722
   Interest and dividends on investments                                    1,182            1,380
   Overnight deposits                                                         230              178
                                                                       ----------          -------
         Total interest income                                              6,037            6,280
                                                                       ----------          -------
Interest expense:
    Deposit accounts                                                        2,725            2,564
    Borrowings                                                                273              391
                                                                       ----------          -------
         Total interest expense                                             2,998            2,955
                                                                       ----------          -------
         Net interest income                                                3,039            3,325

Provision for loan losses                                                      60               60
                                                                       ----------          -------
         Net interest income after provision for loan losses                2,979            3,265
                                                                       ----------          -------
Other income:
   Service fees on loans sold                                                  21               23
   Customer service fees                                                      204              149
   Commissions from sales of annuities and mutual funds                       240              128
   Mortgage banking income, net                                               338               80
   Other                                                                       57               51
                                                                       ----------          -------
         Total other income                                                   860              431
                                                                       ----------          -------
Operating expenses:
   Compensation and related benefits                                        1,616            2,075
   Occupancy and equipment                                                    336              263
   Deposit insurance premiums                                                  12               12
   Real estate operations, net                                                 30             (149)
   Other expenses                                                             455              408
                                                                       ----------          -------
         Total operating expenses                                           2,449            2,609
                                                                       ----------          -------

         Income before income taxes                                         1,390            1,087

Income taxes                                                                  497              380
                                                                       ----------          -------
         Net income                                                    $      893              707
                                                                       ==========         ========
         Earnings per share:

         Basic                                                         $      0.29        $   0.24
         Diluted                                                       $      0.28        $   0.24

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                            2001             2000
                                                                        -----------       ----------
Interest income:
   Interest and fees on loans                                           $    14,642           13,556
   Interest and dividends on investments                                      3,517            4,284
   Overnight deposits                                                           629              384
                                                                        -----------       ----------
         Total interest income                                               18,788           18,224
                                                                        -----------       ----------
Interest expense:
    Deposit accounts                                                          8,715            7,334
    Borrowings                                                                  853            1,112
                                                                        -----------       ----------
         Total interest expense                                               9,568            8,446
                                                                        -----------       ----------
         Net interest income                                                  9,220            9,778

Provision for loan losses                                                       180              180
                                                                        -----------       ----------
         Net interest income after provision for loan losses                  9,040            9,598
                                                                        -----------       ----------
Other income:
   Service fees on loans sold                                                    63               67
   Customer service fees                                                        522              431
   Commissions from sales of annuities and mutual funds                         459              323
   Mortgage banking income,  net                                                658               22
   Other                                                                        141              136
                                                                        -----------       ----------
         Total other income                                                   1,843              979
                                                                        -----------       ----------
Operating expenses:
   Compensation and related benefits                                          4,589            4,359
   Occupancy and equipment                                                      944              764
   Deposit insurance premiums                                                    37               58
   Real estate operations, net                                                   36             (149)
   Other expenses                                                             1,292            1,066
                                                                        -----------       ----------
         Total operating expenses                                             6,898            6,098
                                                                        -----------       ----------
         Income before income taxes                                           3,985            4,479

Income taxes                                                                  1,416            1,565
                                                                        -----------       ----------
         Net income                                                     $     2,569            2,914
                                                                        ===========       ==========
         Earnings per share:
         Basic                                                          $      0.85       $     0.99
         Diluted                                                        $      0.81       $     0.98


See accompanying notes to the consolidated financial statements

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                              ADDITIONAL    UNEARNED       UNEARNED
                                                   COMMON      PAID-IN        ESOP       COMPENSATION      DEFERRED
                                                   STOCK       CAPITAL       SHARES           MRP        COMPENSATION
                                                   -----       -------       ------           ---        ------------
Balance at September 30, 1999                    $    32         49,216        (4,470)            --           2,373

Comprehensive income:
     Net income                                        --            --            --             --              --
     Other comprehensive income-unrealized
       loss on securities available-for-sale
       net of income taxes of $61                      --            --            --             --              --


Total comprehensive income

Shares issued for MRP                                  1          2,331            --         (2,332)             --
Release of ESOP shares                                 --           (11)          423             --              --
Deferred compensation                                  --            --            --             --             230
Treasury stock held for deferred
    compensation                                       --            --            --             --              --
Vesting of MRP shares                                  --            --            --            842              --
Cash dividend declared                                 --            --            --             --              --
Cash dividend on unallocated ESOP shares               --            --            --             --              --
                                                ---------    ----------   -----------   ------------    ------------
Balance at June 30, 2000                        $      33        51,536        (4,047)        (1,490)          2,603
                                                =========    ==========   ===========   =============   ============


Balance at September 30, 2000                   $      33        35,587        (4,950)        (1,296)          2,679

Comprehensive income:
     Net income                                        --            --            --             --              --
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $76                      --            --            --             --              --


Total comprehensive income
Release of ESOP shares                                 --            (6)          409             --              --
Deferred compensation                                  --            --            --             --           1,346
Treasury stock held for deferred
    compensation                                       --            --            --             --              --
MRP share amortization                                 --            --            --            583              --
Cash dividend declared                                 --            --            --             --              --
Cash dividend on unallocated ESOP shares               --            --            --             --              --
                                                ---------    ----------   -----------   ------------    ------------
Balance at June 30, 2001                        $      33        35,581        (4,541)          (713)          4,025
                                                =========    ==========   ===========   ============    ============
                                                         TREASURY                        ACCUMULATED
                                                        STOCK FOR                           OTHER           TOTAL
                                                         DEFERRED        RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                       COMPENSATION       INCOME        INCOME (LOSS)      EQUITY
                                                       ------------       ------        -------------      ------

Balance at September 30, 1999                             (2,373)          26,960             (123)       71,615

Comprehensive income:
     Net income                                               --            2,914               --         2,914
     Other comprehensive income-unrealized
       loss on securities available-for-sale
       net of income taxes of $61                             --               --             (100)         (100)
                                                                                                        --------

Total comprehensive income                                                                                 2,814

Shares issued for MRP                                         --               --               --            --
Release of ESOP shares                                        --               --               --           412
Deferred compensation                                         --               --               --           230
Treasury stock held for deferred
    compensation                                            (230)              --               --          (230)
Vesting of MRP shares                                         --               --               --           842
Cash dividend declared                                        --             (769)              --          (769)
Cash dividend on unallocated ESOP shares                      --               62               --            62
                                                    ------------   --------------    -------------      --------
Balance at June 30, 2000                                  (2,603)          29,167             (223)       74,976
                                                    ============   ==============    =============      ========


Balance at September 30, 2000                             (2,679)          29,999             (164)       59,209

Comprehensive income:
     Net income                                               --            2,569               --         2,569
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $76                             --               --               122          122
                                                                                                        --------

Total comprehensive income                                                                                 2,691
Release of ESOP shares                                        --               --               --           403
Deferred compensation                                         --               --               --         1,346
Treasury stock held for deferred
    compensation                                          (1,346)              --               --        (1,346)
MRP share amortization                                        --               --               --           583
Cash dividend declared                                        --             (789)              --          (789)
Cash dividend on unallocated ESOP shares                      --               64               --            64
                                                    ------------   --------------     ------------      --------
Balance at June 30, 2001                                  (4,025)          31,843              (42)       62,161
                                                    ============   ==============     ============      ========


See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                    2001               2000
                                                                                  --------           -------
Cash flows from operating activities:
   Net income                                                                     $  2,569             2,914
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   180               180
           Depreciation                                                                469               360
           Deferred income tax                                                        (101)               84
           Gain on sale of real estate owned                                            --               149
           Amortization of premiums and discounts, net                                 (18)              (23)
           Release of  ESOP shares                                                     403               412
           Vesting of MRP shares                                                       583               842
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                     6                56
           Net loss on sale of loans                                                   205               425
           Proceeds from loans held for sale                                        37,260            14,324
           Originations of loans held for sale                                     (35,183)          (13,364)
           Decrease (increase) in other assets                                         356              (787)
           Decrease in accrued interest receivable                                     422               215
           Increase (decrease) in other liabilities                                    297              (578)
                                                                                  --------           -------
           Net cash provided by operating activities                                 7,448             5,209
                                                                                  --------           -------

Cash flows provided by (used in) investing activities:
    Purchase of FHLB stock                                                              --              (681)
    Redemption of FHLB stock                                                            --               290
    Purchases of investment securities held to maturity                               (661)           (3,996)
    Purchase of investment securities available for sale                           (50,528)               --
    Proceeds from maturities of investment securities available for sale             6,148             2,081
    Proceeds from maturities of investment securities
        held to maturity                                                            42,251            19,113
    Proceeds from sale of real estate owned                                             --              (149)
    Net increase in loans receivable                                                (1,065)          (22,489)
    Purchases of premises and equipment                                               (568)             (265)
                                                                                  --------           -------
                   Net cash used in investing activities                            (4,423)           (6,096)
                                                                                  --------           -------

                                                                                                  (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                          JUNE 30,
                                                                                  ----------------------------
                                                                                    2001               2000
                                                                                  --------           -------
Cash flows from financing activities:
   Net increase in deposits                                                       $  4,438            $  9,730
   Advances from the Federal Home Loan Bank                                          5,000              36,000
   Repayments of advances from Federal Home Loan Bank                               (5,000)            (28,000)
   Return of capital dividend payment                                              (17,007)                 --
   Dividends paid on common stock                                                     (725)               (707)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      533                 525
                                                                                  --------            --------
   Net cash (used in)  provided by  financing activities                           (12,761)             17,548
                                                                                  --------            --------

        Net (decrease) increase in cash and cash equivalents                        (9,736)             16,661

Cash and cash equivalents at beginning of period                                    33,107              15,657
                                                                                  --------            --------
Cash and cash equivalents at end of period                                        $ 23,371            $ 32,318
                                                                                  ========            ========
Payments are shown below for the following:
       Interest                                                                   $  9,446            $  8,404
                                                                                  ========            ========
       Income taxes                                                               $  1,100            $  2,112
                                                                                  ========            ========
Noncash investing and financing activities:
     Deferred compensation to be settled in Company's stock                       $  1,346            $    230
                                                                                  ========            ========
     Unrealized gains (losses) on investment securities
          available for sale                                                      $    198            $   (161)
                                                                                  ========            ========
     Cash dividends declared but not paid                                         $    244            $    238
                                                                                  ========            ========
     Cash dividends on unallocated ESOP shares, used to repay the
          Company's loan to ESOP, and on unallocated MRP shares                   $     64            $     62
                                                                                  ========            ========
     Transfer from loans held for sale to loans receivable                        $    686            $  5,099
                                                                                  ========            ========
     Transfer of land from other assets to premises and equipment                 $     --            $    545
                                                                                  ========            ========
     Transfer from loans to real estate acquired in settlement of loans           $  1,981            $     --
                                                                                  ========            ========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 2001 (UNAUDITED) AND SEPTEMBER 30, 2000

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

     The results of operations for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2001. The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

     The Company's basic earnings per share were computed by dividing net income by the weighted average shares outstanding, excluding ESOP and MRP benefit plan shares not committed to be released or granted. Diluted earnings per share includes the potentially dilutive effects of the Company's benefit plans. A reconciliation of the denominators of the basic and diluted EPS computations is as follows:

                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                  2001             2000
                                                                               ----------       ----------
         Average shares issued and outstanding                                  3,163,125        3,163,125
         Add: weighted average vested MRP shares issued                            53,620           11,458
         Less: weighted average unallocated ESOP shares                          (184,207)        (212,741)
                                                                               ----------       ----------

         Average shares for basic earnings per share                            3,032,538        2,961,842

         Add: weighted average unvested MRP shares                                 72,862           22,913

         Add: potential common stock pursuant to stock
               option plan  (See Note 7)                                           86,684           16,312
                                                                               ----------       ----------
         Average shares for diluted earnings per share                          3,192,084        3,001,067
                                                                               ==========       ==========

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                                  2001             2000
                                                                               ----------       ----------
         Average shares issued and outstanding                                  3,163,125        3,163,125
         Add: weighted average vested MRP shares issued                            46,010            3,833
         Less: weighted average unallocated ESOP shares                          (191,252)        (220,007)
                                                                                ---------        ---------

         Average shares for basic earnings per share                            3,017,883        2,946,951

         Add:  weighted average unvested MRP shares                                80,472            7,665

         Add: potential common stock pursuant to stock
               option plan  (See Note 7)                                           72,147           16,312
                                                                                ---------        ---------
         Average shares for diluted earnings per share                          3,170,502        2,970,928
                                                                                =========        =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and nine months ended June 30, 2001, 7,045 and 21,134 shares of stock were committed to be released and approximately $143,000 and $403,000 of compensation expense was recognized, respectively. Compensation expense related to the ESOP for the three and nine months ended June 30, 2000 was $135,000 and $411,000, respectively.

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

     The expense related to this plan for the three and nine months ended June 30, 2001 was $68,000 and $203,000, respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the Company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant and annually thereafter. Compensation expense of $260,000 and $787,000 associated with the MRP was recorded during the three and nine months ended June 30, 2001. Compensation expense of $842,000 associated with the MRP was recorded in the three and nine months ended June 30, 2000.

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

     On  October  1,  2000  and June  30,  2001,  the  Company  had no  embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $2,265,000 and $1,114,000 at June 30, 2001 and October 1, 2000, respectively.
The fair value of these commitments was immaterial on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at June 30, 2001 was not material to the Company's consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND SEPTEMBER 30, 2000

     Total assets decreased by $8.8 million or 2.5% from $355.5 million at September 30, 2000 to $346.7 million at June 30, 2001. The decrease was primarily the result of the $17.0 million return of capital dividend which was paid to stockholders on October 2, 2000 which was partially offset by asset growth of $8.2 million during the nine months ended June 30, 2001.

     Investment securities available for sale increased $44.5 million from $9.8 million at September 30, 2000 to $54.3 million at June 30, 2001. Investment securities held to maturity decreased $41.5 million from $67.2 million at September 30, 2000 to $25.7 million at June 30, 2001. As market interest rates fell during the nine months ended June 30, 2001, many of the Company's callable investment securities were called by the issuers. The majority of these investments had been classified as held to maturity at the time of purchase. Most of the investments purchased during the nine months ended June 30, 2001 have been classified as available for sale to give the Company more flexibility in the future.

     Loans receivable, net decreased by $1.1 million, or 0.5%, from $223.6 million at September 30, 2000 to $222.5 million at June 30, 2001. Loans held for sale also decreased $2.2 million from $5.5 million at September 30, 2000 to $3.3 million at June 30, 2001. With the lower interest rate environment, we have continued to sell most of the long term fixed rate mortgage loans that we originate. We sold $37.5 million in fixed rate mortgage loans during the nine months ended June 30, 2001 compared to $14.7 million for the nine months ended June 30, 2000. We continue to emphasize commercial, commercial real estate, consumer loans and equity lines of credit that carry variable rates and/or short term maturities. At June 30, 2001, commercial loans totaled $53.5 million and account for 23.7% of gross loans compared to $42.9 million and 18.9% at September 30, 2000. One to four family residential loans at June 30, 2001 totaled $89.8 million or 39.7% of gross loans compared to $97.6 million or 43.0% at September 30, 2000.

     Deposits increased $4.4 million from $254.4 million at September 30, 2000 to $258.8 million at June 30, 2001. Certificates of deposit at June 30, 2001 totaled $166.5 million or 64.3% of total deposits. At September 30, 2000, certificates of deposit totaled $168.3 million or 66.2% of total deposits. We continue to emphasize transaction accounts, which carry lower interest rates than certificates of deposit. Transaction accounts increased $6.1 million during the nine months ended June 30, 2001 which were offset by certificate of deposit runoff of $1.7 million.

     Stockholders' equity increased by $3.0 million from $59.2 million at September 30, 2000 to $62.2 million at June 30, 2001 as a result of net income of $2.6 million, release of ESOP shares of $403,000, vesting of MRP shares of $583,000, and an increase in unrealized gains on available for sale securities of $122,000. These increases were offset by dividends declared of $725,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2001 AND
2000

     Net Income. We recorded net income of $893,000 for the quarter ended June 30, 2001, as compared to $707,000 for the quarter ended June 30, 2000, representing an increase of $186,000, or 26.3%. For the three months ended June 30, 2001 basic and diluted earnings per share were $0.29 and $0.28, respectively. The Company reported basic and diluted earnings per share for the quarter ended June 30, 2000 of $0.24 per share. The increase in net income resulted primarily from increased other income and decreased operating expenses that were offset partially by decreased net interest income and increased income taxes. The decline in net interest income resulted from the decrease in average earning assets that resulted from the special return of capital dividend of $17.0 million, which was paid on October 2, 2000 and decreased net interest margins. The return of capital dividend decreased the ratio of average interest-earning assets to average interest-bearing liabilities from 127.1% for the three months ended June 30, 2000 to 121.2% for the three months ended June 30, 2001.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $286,000 or 8.6% for the three months ended June 30, 2001, compared to the same quarter in the prior year. This decrease reflects a $243,000 decrease in interest income and $43,000 increase in total interest expense. The average net interest margin decreased 35 basis points from 4.11% for the three months ended June 30, 2000 to 3.76% for the quarter ended June 30, 2001.

     Interest Income. The decrease in interest income for the three months ended June 30, 2001 was due to a decrease of $805,000 in average interest-earning assets compared to the same quarter in the prior year and a decrease in yield on interest-earning assets of 0.28% from 7.76% for the three months ended June 30, 2000 to 7.48% for the three months ended June 30, 2001. The decreased volume of average interest-earning assets decreased interest income by approximately
$16,000 and the decreased yield decreased interest income by approximately $227,000. An increase in average loans outstanding of $5.6 million coupled with an increase in average interest-bearing overnight funds of $9.6 million increased interest-earning assets for the quarter compared to the prior year. These increases were offset by a decrease in average investments of $15.9 million. Average investments decreased to provide cash to pay the special return of capital dividend.

     Interest Expense. Interest expense increased in the three months ended June 30, 2001 due to an increase in average interest-bearing liabilities of $11.7 million which was partially offset by a decrease in the cost of interest-bearing liabilities of 14 basis points from 4.64% for the three months ended June 30, 2000 to 4.50% for the three months ended June 30, 2001. Average deposits increased by $18.8 million while average FHLB advances decreased $7.1 million for the three months ended June 30, 2001 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $136,000 while the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $94,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

                                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                         JUNE 30, 2001                           JUNE 30, 2000
                                                                       DOLLARS IN THOUSANDS
                                                 AVERAGE               YIELD/             AVERAGE                YIELD/
                                                 BALANCE    INTEREST    COST              BALANCE     INTEREST   COST
                                                 -------    --------   ------             -------     --------   ------
Assets:
Loans receivable (1)                             228,239      4,625    8.11%               222,675      4,722    8.48%
Investment securities (2)                         73,962      1,182    6.39                 89,891      1,380    6.14
Interest-bearing overnight deposits               20,710        230    4.45                 11,154        178    6.40
                                                --------     ------    ----               --------     ------    ----
  Total interest-earning assets                  322,911      6,037    7.48                323,720      6,280    7.76
Non interest-earning assets                       23,327                                    16,570
                                                --------                                  --------
  Total assets                                   346,238                                   340,290

Liabilities and stockholders' equity:
Deposits                                         246,447      2,725    4.42%               227,603      2,564    4.51%
FHLB advances                                     20,000        273    5.45                 27,121        391    5.77
                                                --------     ------    ----               --------     ------    ----
  Total interest-earning liabilities             266,447      2,998    4.50                254,724      2,955    4.64
Non interest-earning liabilities                  18,040                                    12,444
                                                --------                                  --------
  Total liabilities                              284,487                                   267,168
Stockholders' equity                              61,751                                    73,122
                                                --------                                  --------
  Total liabilities and stockholders'            346,238                                   340,290
     equity

Net interest income                                           3,039                                     3,325
Interest rate spread                                                   2.98%                                     3.12%
Net interest margin (3)                                                3.76%                                     4.11%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                            121.19%                                   127.09%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)      Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended June 30, 2001 and 2000. See further discussion at "Asset Quality".

     Other Income. Other income increased $429,000, or 99.5%, from $431,000 for the quarter ended June 30, 2000 to $860,000 for the quarter ended June 30, 2001. Mortgage banking income, net, increased $258,000 from $80,000 for the quarter ended June 30, 2000 to $338,000 for the quarter ended June 30, 2001. During the quarter ended June 30, 2001, we sold fixed-rate mortgage loans held for sale of $19.8 million. Of this total $17.6 million was sold on a servicing released basis and the Company recognized income of $277,000 on these loans. During the quarter ended June 30, 2001 we sold fixed rate mortgages held for sale of $2.2 million for which we retained the servicing of these loans. These loan sales generated income of $61,000. During the quarter ended June 30, 2000, we sold fixed-rate mortgage loans held for sale of $5.1 million on a servicing released basis and recognized income of $61,000 from these loans. During the quarter ended June 30, 2000, the Company was able to record a nominal recovery of $20,000 on its lower of cost or fair value on loans held for sale. Customer service fees increased $55,000, or 36.9% from $149,000 for the quarter ended June 30, 2000 to $204,000 for the quarter ended June 30, 2001. This increase results primarily from growth in the number of transaction accounts and increases in the Bank's service charges. In addition, during the quarter ended June 30, 2001, commissions from sales of annuities and mutual funds increased $112,000 or 87.5% from $128,000 for the quarter ended June 30, 2000 to $240,000 for the quarter ended June 30, 2001. This increase resulted primarily from increased sales volumes. Sales of annuity and mutual funds totaled $4.9 million for the quarter ended June 30, 2001 as compared with $2.4 million for the previous year.

     Operating Expenses. Total operating expenses were $2.5 million for the quarter ended June 30, 2001, a decrease of $160,000, or 6.13% over the $2.6 million recorded for the three months ended June 30, 2000. Compensation and related benefits expense decreased $500,000, or 23.8% from $2.1 million for the quarter ended June 30, 2000 to $1.6 million for the quarter ended June 30, 2001. This decrease was primarily the result of the MRP expense of $842,000 for the quarter ended June 30, 2000. This expense included $777,000 from the immediate 1/3 vest of the shares granted under the MRP that was implemented on June 6, 2000. MRP expense for the quarter ended June 30, 2001 was $260,000. Occupancy and equipment expense increased $73,000 or 27.8% from $263,000 for the quarter ended June 30, 2000 to $336,000 for the quarter ended June 30, 2001. Most of this increase was depreciation expense from the new branch and the check imaging hardware and software, which were not present in the same quarter in the prior year. Expenses incurred in operating real estate owned were $30,000 for the three months ended June 30, 2001 compared to a net gain on sale of real estate owned of $149,000 for the three months ended June 30, 2000. The increases in other categories of operating expenses generally are attributable to the growth of the Company including the operating expenses associated with the Bank's seventh branch, which opened on September 27, 2000. We expect that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income Tax Expense. Income tax expense increased $117,000 from tax expense of $380,000 for the quarter ended June 30, 2000 to $497,000 for the quarter ended June 30, 2001. The increase resulted from a $303,000 increase in income before income taxes. The effective tax rates were 35.8% and 35.0% for the quarters ended June 30, 2001 and 2000, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

     Net Income. We recorded net income of $2.6 million for the nine months ended June 30, 2001, as compared to $2.9 million for the nine months ended June 30, 2000, representing a decrease of $300,000, or 10.3%. For the nine months ended June 30, 2001 basic and diluted earnings per share were $0.85 and $0.81, respectively. The Company reported basic and diluted earnings per share for the nine months ended June 30, 2000 of $0.99 and $0.98 per share, respectively. The decrease in net income resulted primarily from decreased net interest income and increased operating expenses that were offset partially by increased other income and decreased income taxes. The decline in net interest income resulted from (i) the decrease in average earning assets that resulted from the special return on capital dividend of $17.0 million, which was paid on October 2, 2000 and (ii) decreased net interest margins. The return of capital dividend decreased the ratio of average interest-earning assets to average interest-bearing liabilities from 126.8% for the nine months ended June 30, 2000 to 120.4% for the nine months ended June 30, 2001.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $558,000 or 5.7% for the nine months ended June 30, 2001, compared to the same nine months in the prior year. This decrease reflects a $564,000 increase in interest income that was more than offset by the $1.1 million increase in total interest expense. The average net interest margin decreased 27 basis points from 4.08% for the nine months ended June 30, 2000 to 3.81% for the nine months ended June 30, 2001.

     Interest Income. The increase in interest income for the nine months ended June 30, 2001 was due to an increase of $2.9 million in average interest-earning assets compared to the same nine months in the prior year and an increase in yield on interest-earning assets of 16 basis points from 7.61% for the nine months ended June 30, 2000 to 7.77% for the nine months ended June 30, 2001. The increased volume of average interest-earning assets increased interest income by approximately $168,000 and the increased yield increased interest income by approximately $396,000. An increase in average loans outstanding of $13.7 million coupled with an increase in average interest-bearing overnight funds of $7.1 million increased interest-earning assets for the nine months compared to the prior year. These increases were offset in part by a decrease in average investments of $17.9 million. Average investments decreased to provide cash to pay the special return of capital dividend.

     Interest Expense. Interest expense increased in the nine months ended June 30, 2001 due to an increase in average interest-bearing liabilities of $15.8 million and an increase in the cost of interest-bearing liabilities of 29 basis points from 4.47% for the nine months ended June 30, 2000 to 4.76% for the nine months ended June 30, 2001. Average deposits increased by $21.4 million while average FHLB advances decreased $5.6 million for the nine months ended June 30, 2001 compared to the same nine months in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $529,000 while the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $593,000.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000.

                                                      NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                         JUNE 30, 2001                           JUNE 30, 2000
                                                                       DOLLARS IN THOUSANDS
                                                 AVERAGE               YIELD/             AVERAGE                YIELD/
                                                 BALANCE    INTEREST    COST              BALANCE     INTEREST   COST
                                                 -------    --------   ------             -------     --------   ------
Assets:
Loans receivable (1)                             230,603      14,642    8.47%               216,877     13,556    8.33%
Investment securities (2)                         76,001       3,517    6.17                 93,863      4,284    6.09
Interest-bearing overnight deposits               15,722         629    5.33                  8,646        384    5.92
                                                --------     -------    ----               --------    -------    ----
  Total interest-earning assets                  322,326      18,788    7.77                319,386     18,224    7.61
Non interest-earning assets                       23,755                                     20,904
                                                --------                                   --------
  Total assets                                   346,081                                    340,290

Liabilities and stockholders' equity:
Deposits                                         247,034       8,715    4.70%               225,621      7,334    4.33%
FHLB advances                                     20,699         853    5.49                 26,325      1,112    5.63
                                                --------     -------    ----               --------    -------    ----
  Total interest-earning liabilities             267,733       9,568    4.76                251,946      8,446    4.47
Non interest-earning liabilities                  17,675                                     15,222
                                                --------                                   --------
  Total liabilities                              285,408                                    267,168
Stockholders' equity                              60,673                                     73,122
                                                --------                                   --------
  Total liabilities and stockholders'            346,081                                    340,290
     equity

Net interest income                                            9,220                                     9,778
Interest rate spread                                                    3.01%                                     3.14%
Net interest margin (3)                                                 3.81%                                     4.08%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                             120.39%                                   126.77%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)      Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $180,000 for both the nine months ended June 30, 2001 and 2000. During the fiscal 2001 we foreclosed on a $2.1 million loan resulting in an increase to real estate owned. The fair value of the collateral for the loan, less costs to sell, was determined to be approximately $125,000 less than the balance of the loan, thus we charged $125,000 to the allowance for loan losses during the quarter ended June 30, 2001. See further discussion at "Asset Quality".

     Other Income. Other income increased $800,000, or 80.0%, from $1.0 million for the nine months ended June 30, 2000 to $1.8 million for the nine months ended June 30, 2001. Mortgage banking income, net increased $636,000 from $22,000 for the nine months ended June 30, 2000 to income of $658,000 for the nine months ended June 30, 2001. During the nine months ended June 30, 2001, we sold fixed-rate mortgage loans held for sale of $37.5 million and recognized income of $638,000 on the sale as well as a recovery of $20,000 from previous lower of cost or fair value adjustments on loans held for sale. During the nine months ended June 30, 2000, we sold fixed-rate mortgage loans held for sale of $14.7 million and recognized income of $179,000 from the sale of these loans; however, the increase in interest rates during this nine months required a $157,000 charge to earnings to record the loans held for sale at the lower of cost or fair value. Customer service fees increased $91,000, or 21.1% from $431,000 for the nine months ended June 30, 2000 to $522,000 for the nine months ended June 30, 2001. This increase results primarily from growth in the number of transaction accounts and increased service charges. In addition, during the nine months ended June 30, 2001, commissions from sales of annuities and mutual funds increased $136,000 or 42.1% from $323,000 for the nine months ended June 30, 2000 to $459,000 for the nine months ended June 30, 2001. The increase resulted from an increase in sales volume. Sales of annuity and mutual funds were $8.0 million for the nine months ended June 30, 2001 compared with $5.6 million in the same period of the prior year.

     Operating Expenses. Total operating expenses were $6.9 million for the nine months ended June 30, 2001, an increase of $800,000, or 13.1% over the $6.1 million recorded for the nine months ended June 30, 2000. Compensation and related benefits expense increased $200,000, or 4.5% from $4.4 million for the nine months ended June 30, 2000 to $4.6 million for the nine months ended June 30, 2001. This increase was primarily the result of increases in salaries and benefits as well as additional employees. Occupancy and equipment expense increased $180,000 or 23.6% from $764,000 for the nine months ended June 30, 2000 to $944,000 for the nine months ended June 30, 2001. Most of this increase was depreciation expense from the new branch and the check imaging hardware and software, which were not present in the same nine months in the prior year. Expenses incurred in operating the real estate owned were $36,000 for the nine months ended June 30, 2001 compared to a net gain on sale of real estate owned of $149,000 for the nine months ended June 30, 2000. The increases in other categories of operating expenses generally are attributable to the growth of the Company including the operating expenses associated with the Bank's seventh branch, which opened on September 27, 2000. We expect that other operating expenses will continue to increase in subsequent periods as a result of increased cost associated with operating a public company.

     Income Tax Expense. Income tax expense decreased $200,000 from tax expense of $1.6 million for the nine months ended June 30, 2000 to $1.4 million for the nine months ended June 30, 2001. The decrease resulted from a $494,000 decrease in income before income taxes. The effective tax rates were 35.5% and 34.9% for the nine months ended June 30, 2001 and 2000, respectively. The higher effective tax rate results from the losses at the holding company level for which no state tax benefit is received.

ASSET QUALITY

     At June 30, 2001, the Company's non-performing assets (nonaccrual loans and real estate owned) were $3.1 million or 0.89% of total assets. At September 30, 2000, non-performing assets consisted entirely of loans, which were approximately $2.9 million or 0.82% of total assets. At June 30, 2001, impaired loans totaled $2.5 million as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," compared to $2.6 million at September 30, 2000. The impaired loans at June 30, 2001 result from two borrowers and are collateralized primarily by real estate in Alamance County. Impaired loans totaling $434,000 are on non-accrual status. Interest income of $57,000 has been recorded on impaired loans in the three and nine months ended June 30, 2001. The related reserve for loan losses on these loans totaled $45,000. The average carrying value of impaired loans was $1.0 million and $1.5 million during the three and nine months ended June 30, 2001, respectively. All amounts received on non-accrual impaired loans have been recorded as a reduction of the principal balance of the loan. At June 30, 2001 real estate owned totaled $2.0 million, compared to zero at September 30, 2000. The increase is attributable to foreclosing on two loans secured by real estate during the current fiscal year. Within real estate owned is a 53 unit apartment complex in Burlington, N. C. with a carrying value of $1.9 million. We have engaged a management company to rent and operate the complex while we own it. The Company is undertaking steps to liquidate the real estate owned properties. The Bank's net chargeoffs for the nine months ended June 30, 2001 and 2000 were $163,000 and $160,000, respectively. The allowance for loan losses was $3.6 million or 1.57% of outstanding loans at June 30, 2001. This compares to 1.56% at September 30, 2000 and 1.54% at June 30, 2000.

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2001, we had $ 3.9 million in classified assets consisting of $1.9 million in substandard loans and $2.0 million in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At June 30, 2001, we have identified approximately $3.1 million in assets classified as special mention and $34.1 million as watch. Included in the watch asset total are five loans with an aggregate outstanding balance of $4.4 million at June 30, 2001 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $77,000 from us under a line of credit. All the loans are secured by a first lien on all company assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director has personally guaranteed repayment of the loans. At June 30, 2001, such loans were current with respect to their payment terms and were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in July 2001, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become a nonperforming asset in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2001, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

         Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $23.4 million. We have other sources of liquidity should we need additional funds. During the nine months ended June 30, 2001 and 2000, we sold loans totaling $37.5 million and $14.7 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $57.6 million at June 30, 2001.

     We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2001, we had $7.4 million in commitments to originate new loans, $62.6 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $256,000 in standby letters of credit. At June 30, 2001, certificates of deposit, which are scheduled to mature within one year, totaled $139.4 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2001 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At June 30, 2001, the Company was in compliance with the capital requirements of the Federal Reserve.

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

     On  October  1,  2000  and June  30,  2001,  the  Company  had no  embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming loan commitments as its only freestanding derivative instrument. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $2,265,000 and $1,114,000 at June 30, 2001 and October 1, 2000, respectively.
The fair value of these commitments was less than $ 10,000 on these dates and therefore the adoption of SFAS 133 on October 1, 2000 as well as the impact of applying SFAS 133 at June 30, 2001 was not material to the Company's consolidated financial statements.

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

     The FASB has issued Statements of Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142").

     SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and early application is permitted for entities with fiscal years beginning after March 31, 2001, under certain conditions. Impairment losses for goodwill and intangible assets with indefinite useful lives that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as the cumulative effect of a change in accounting principle. Adoption of SFAS 141 and SFAS 142 are not expected to have a material impact on the Company's consolidated financial statements.

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

         None

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits.  None.
                  --------

         (b.)     Reports on Form 8-K.  During the quarter ended June 30,  2001,
                  -------------------
                  the registrant  did not file any current reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1ST STATE BANCORP, INC.


                                    /s/ James C. McGill
Date:  August 13, 2001              --------------------------------------------
                                    James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ A. Christine Baker
Date:  August 13, 2001              --------------------------------------------
                                    A. Christine Baker
                                    Executive Vice President
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)