Form 10-K
period 2001-09-30
1ST STATE BANCORP INC
filed 2001-12-28
CIK 1074078

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2001
                                       OR

[x] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25859

                             1st STATE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

         VIRGINIA                                              56-2130744
---------------------------                             ------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                    27215
----------------------------------------------                  ----------
   (Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code: (336) 227-8861

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 18, 2001, the aggregate market value of the 1,837,266 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $38.4 million based on the closing sale price of $20.92 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     Number of shares of Common  Stock  outstanding  as of  December  18,  2001:
3,289,607

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2001. (Parts II and IV)

     2. Portions of Proxy Statement for 2002 Annual Meeting of Stockholders. (Part III)

                                     PART I

ITEM 1.  BUSINESS
-----------------

GENERAL

     1st State Bancorp, Inc. We organized 1st State Bancorp, Inc. (the "Company") in November 1998 to be the holding company for 1st State Bank, Burlington, North Carolina (the "Bank"), following the Bank's conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company of 1st State Bank following its conversion from a North Carolina-chartered savings bank to a North Carolina commercial bank (the "Bank Conversion"). 1st State Bancorp acquired all the outstanding stock of 1st State Bank in connection with the Stock Conversion on April 23, 1999. Prior to that time, the Company did not own assets or conduct operations. Portions of this discussion as of dates and for periods prior to April 23, 1999 relate to the financial condition and results of operations of 1st State Bank. 1st State Bancorp is primarily engaged in the business of directing, planning and coordinating the business activities of 1st State Bank. In the future, 1st State Bancorp may conduct operations or acquire or organize other operating subsidiaries, including other financial institutions, though we have no current plans in this regard. Currently, 1st State Bancorp does not maintain offices separate from those of 1st State Bank nor employ any persons other than its officers who are not separately compensated for their service.

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

LENDING ACTIVITIES

     Loan Portfolio Composition. At September 30, 2001, our gross loan portfolio totaled $232.8 million and represented 69.1% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2001, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report to Stockholders for the fiscal year ended September 30, 2001 (the "Annual Report").

                                                                   At September 30,
                                            ----------------------------------------------------------------------
                                                   2001                   2000                   1999
                                            -------------------   -------------------     -------------------
                                            Amount          %     Amount          %       Amount          %
                                            ------        -----   ------        -----     ------        -----
                                                                    (Dollars in thousands)
Real estate loans:
  Single-family residential...............  $  86,886     37.33%  $  97,989     41.27%    $  90,883     44.06%
  Commercial..............................     40,957     17.60      46,525     19.59        40,816     19.79
  Home equity.............................     22,167      9.52      21,225      8.94        18,888      9.16
  Construction............................     19,230      8.26      21,991      9.26        16,496      8.00
                                            ---------     -----   ---------     ------    ---------     -----
      Total real estate loans.............    169,240     72.71     187,730     79.06       167,083     81.01
Commercial................................     56,938     24.46      42,949     18.09        32,502     15.76
Consumer..................................      6,583      2.83       6,782      2.85         6,658      3.23
                                            ---------     -----   ---------     ------    ---------     -----
                                              232,761    100.00%    237,461    100.00%      206,243    100.00%
                                            ---------    ======   ---------    ======     ---------    ======
Less:
  Loans in process........................     (6,573)               (9,972)                 (7,289)
  Deferred fees and discounts.............       (291)                 (358)                   (208)
  Allowance for loan losses...............     (3,612)               (3,536)                 (3,454)
                                            ---------             ---------               ---------
    Total.................................  $ 222,285             $ 223,595               $ 195,292
                                            =========             =========               =========
                                                          At September 30,
                                            -----------------------------------------
                                                     1998                  1997
                                              ----------------      -----------------
                                              Amount       %        Amount        %
                                              ------     -----      ------      -----
                                                 (Dollars in thousands)
Real estate loans:
  Single-family residential...............   $100,891    48.84%   $ 108,400     53.76%
  Commercial..............................     38,763    18.76       34,333     17.02
  Home equity.............................     16,877     8.17       18,141      8.99
  Construction............................     18,572     8.99       12,582      6.24
                                             --------    -----     --------     -----
      Total real estate loans.............    175,103    84.76      173,456     86.01
Commercial................................     25,190    12.19       22,870     11.34
Consumer..................................      6,310     3.05        5,354      2.65
                                             --------    -----     --------     -----
                                              206,603   100.00%     201,680    100.00%
                                             --------   ======     --------    ======
Less:
  Loans in process........................     (6,446)               (1,660)
  Deferred fees and discounts.............       (147)                 (144)
  Allowance for loan losses...............     (3,228)               (2,754)
                                             --------              --------
    Total.................................   $196,782              $197,122
                                             ========              ========

     Loan Maturity Schedule. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

                                                            Due After 1
                                       Due During              Through                Due After
                                     the Year Ending        5 Years After           5 Years After
                                   September 30, 2001    September 30, 2001      September 30, 2001         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family residential.........  $     3,214             $     6,671             $    77,001         $   86,886
  Commercial........................        5,436                  17,596                  17,925             40,957
  Home equity.......................          358                   2,413                  19,396             22,167
  Construction......................        9,568                   3,015                      74             12,657
Commercial..........................       29,969                  20,804                   6,165             56,938
Consumer............................        2,217                   4,031                     335              6,583
                                      -----------             -----------             -----------         ----------
        Total.......................  $    50,762             $    54,530             $   120,896         $  226,188
                                      ===========             ===========             ===========         ==========

     The following table sets forth at September 30, 2001, the dollar amount of all loans due one year or more after September 30, 2001 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     Predetermined        Floating or
                                                         Rate           Adjustable Rates      Total
                                                     -------------      ----------------    ---------
                                                                        (In thousands)
Real estate loans:
  Single-family residential........................  $    56,344          $   27,328      $   83,672
  Commercial.......................................       18,650              16,871          35,521
  Home equity......................................        1,532              20,277          21,809
  Construction.....................................          280               2,809           3,089
Commercial.........................................        6,488              20,481          26,969
Consumer ..........................................        4,333                  33           4,366
                                                     -----------          ----------      ----------
    Total..........................................  $    87,627          $   87,799      $  175,426
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

     The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                                                         Year Ended September 30,
                                                                 -----------------------------------------------
                                                                   2001              2000               1999
                                                                  ------            ------             ------
                                                                                (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential.................................  $   54,284          $  27,124          $  54,309
    Commercial................................................       4,735              8,105              9,358
    Home equity...............................................      11,855              8,738             12,088
    Construction..............................................      13,393             12,383             12,039
                                                                ----------          ---------          ---------
     Total real estate loans..................................      84,267             56,350             87,794
  Commercial..................................................      36,147             28,257             19,291
  Consumer....................................................       6,918              6,457              6,744
                                                                ----------          ---------          ---------
     Total loans originated...................................  $  127,332          $  91,064          $ 113,829
                                                                ==========          =========          =========
Loans purchased:
  Real estate loans...........................................  $      345          $      80          $     270
  Other loans.................................................          --                  6                 36
                                                                ----------          ---------          ---------

     Total loans purchased....................................  $      345          $      86          $     306
                                                                ==========          =========          =========

Loans sold: (1)...............................................  $   48,150          $  19,001          $  40,407
                                                                ==========          =========          =========

------------------
(1)  All loans sold were whole loans.

     We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2001, 2000 and 1999, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

     In recent years, and particularly during the years ended September 30, 2001 and 2000, we have sold an increasing amount of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2001, 2000 and 1999, we sold $48.2 million, $19.0 million and $40.4 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

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

     Applications for single-family real estate loans are underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation. Generally, upon receipt of a loan application from a prospective borrower, we order a credit report and verifications to confirm specific information relating to the loan applicant's employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, we usually obtain an appraisal of the real estate from an appraiser approved by us and licensed by the State of North Carolina. Except when we become aware of a particular risk of environmental contamination, we generally do not obtain a formal environmental report on real estate at the time a loan is made.

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

     Under these limits, our loans to one borrower were limited to $9.0 million at September 30, 2001. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2001, our ten largest lending relationships ranged in size from $3.8 million to $7.1 million.

     Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family, residential real estate loans in our market area. At September 30, 2001, single-family, residential mortgage loans, excluding home equity loans, totaled $86.9 million, or 37.3% of our gross loan portfolio.

     We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2001, $58.3 million, or 25.0%, of our gross loan portfolio was comprised of fixed-rate, single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

     We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2001, $28.6 million, or 12.3%, of our single-family residential mortgage loans were adjustable-rate loans.

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

     Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $3.1 million. At September 30, 2001, our commercial real estate loans totaled $41.0 million, which amounted to 17.6%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

     Home Equity Loans. At September 30, 2001, we had approximately $22.2 million in home equity line of credit loans, representing approximately 9.5% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. At September 30, 2001, $19.2 million, or 8.3%, of our gross loan portfolio consisted of construction loans.

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

     We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2001, speculative construction loans amounted to $10.1 million. At September 30, 2001, the largest exposure to one borrower for speculative construction was $2.8 million. Interest rates on residential construction loans to builders are typically set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

     Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, and adjust with changes in our prime rate, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

     We make acquisition and development loans at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At
September 30, 2001, $6.1 million of our gross loan portfolio consisted of acquisition and development loans. We had 11 such loans. All acquisition and development loans were performing in accordance with their terms at such date.

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

     Commercial Lending. We originate commercial loans to small and medium sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2001, commercial loans totaled $56.9 million, or 24.5%, of our gross loan portfolio.

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

     Consumer Lending. In recent years, we have gradually increased our portfolio of consumer loans. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2001, our consumer loans totaled $6.6 million, or 2.8%, of our gross loan portfolio.

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

                                                                     At September 30,
                                                ------------------------------------------------------------
                                                  2001         2000         1999         1998        1997
                                                --------     --------     --------     --------    --------
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual
  basis (1)..................................   $    878     $   2,893    $     366    $    263     $    259
                                                ========     =========    =========    ========     ========

Accruing loans which are contractually past
  due 90 days or more........................   $     --     $      --    $      --    $     --    $      --
                                                ========     =========    =========    ========    =========

    Total nonperforming loans................   $    878     $   2,893    $     366    $    263    $     259
                                                ========     =========    =========    ========    =========

Total loans..................................   $225,897     $ 227,131    $ 198,746    $200,010    $ 199,876
                                                ========     =========    =========    ========    =========
Percentage of total loans....................       0.39%         1.27%        0.18%       0.13%        0.13%
                                                ========     =========    =========   =========   ==========
Other nonperforming assets (2)...............   $  1,981     $      --    $      --    $     --    $      --
                                                ========     =========    =========    ========    =========
Loans modified in troubled debt
  restructuring..............................   $     --     $      --    $      --    $     --    $      --
                                                ========     =========    =========    ========    =========

___________
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets consist of property acquired through foreclosure or repossession.

     During the year ended September 30, 2001, gross interest income of $86,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2001 amounted to $38,000.

     At September 30, 2001 there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See "-- Classified Assets" for information regarding classified assets.

     At September 30, 2001, we had $878,000 of nonaccrual loans, which consisted of 11 one-to-four family mortgage loans, two commercial loans and two consumer loans. At September 30, 2001, real estate owned totaled $2.0 million. Within real estate owned is a 53 unit apartment complex in Burlington, North Carolina with a carrying value of $1.9 million. A local property management firm has been engaged to rent and manage the complex while it is owned by the Bank. The Bank is taking steps to liquidate the real estate owned properties.

     At September 30, 2001, we had impaired loans with two unrelated borrowers of $2.5 million of which $433,000 was on nonaccrual status. The related allowance for loan losses on these loans was $45,000. The average carrying value of impaired loans was $1.8 million for the year ended September 30, 2001. These loans are primarily secured by real estate properties in Alamance County.

     Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three regulatory classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a financial institution must either establish a specific allowance for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2001, we had $3.6 million in classified assets, consisting of $1.6 million in substandard loans and $2.0 million in other real estate owned.

     In addition to regulatory classifications, we also classify as special mention and watch assets that are currently performing in accordance with their contractual terms but may be classified or nonperforming assets in the future. At September 30, 2001, we have identified approximately $4.5 million in assets classified as special mention and $32.9 million as watch. Included in the total of watch list assets are five loans with an aggregate outstanding balance of $4.2 million at September 30, 2001 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $207,000 from us under a line of credit. All the loans are secured by a first lien on all assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director and his spouse have personally guaranteed repayment of the loans. At September 30, 2001, such loans were current with respect to their payment terms and, except for the waiver of certain debt covenants by the Bank, were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in November 2001, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become an impaired loan in future periods. Management will continue to closely monitor the performance of these loans in future periods.

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

     We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $168,000 and recoveries were $4,000 for the year ended September 30, 2001 compared with a provision of $240,000, charge-offs of $164,000 and recoveries of $6,000 for the year ended September 30, 2000. Nonperforming loans at September 30, 2001 and 2000 were $878,000 and $2.9 million, respectively. The decrease in non-performing loans resulted from an increase in other real estate owned.

     The allowance for loan losses was $3.6 million at September 30, 2001 and $3.5 million at September 30, 2000 which we think is adequate to absorb probable losses in the loan portfolio. As a result of our continued shift toward higher risk commercial, consumer and home equity loans as well as the decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.60% at September 30, 2001 compared to 1.56% at September 30, 2000. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

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

     We have our own allowance for loan loss model which is similar to the FDIC model but uses different factors and assumptions to arrive at an estimate of the allowance for loan losses under accounting principles generally accepted in the United States of America. Our model indicated that the allowance for loan losses was adequate at September 30, 2001.

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                 Year Ended September 30,
                                                -------------------------------------------------------------
                                                  2001           2000         1999         1998        1997
                                                --------       --------     --------     --------    --------
                                                                      (Dollars in thousands)

Balance at beginning of period...............   $    3,536   $   3,454    $   3,228    $   2,754   $    2,496
                                                ----------   ---------    ---------    ---------   ----------

Loans charged off:
   Commercial real estate....................          125          --           --           --           --
   1-4 family residential....................           19         159           --           --           --
   Consumer..................................           24           5           23            4            7
                                                ----------   ---------    ---------    ---------   ----------
      Total..................................          168         164           23            4            7

Recoveries...................................            4           6            4            1            4
                                                ----------   ---------    ---------    ---------   ----------

Net loans charged off........................          164         158           19            3            3
                                                ----------   ---------    ---------    ---------   ----------

Provision for loan losses....................          240         240          245          477          261
                                                ----------   ---------    ---------    ---------   ----------
Balance at end of period.....................   $    3,612   $   3,536    $   3,454    $   3,228   $    2,754
                                                ==========   =========    =========    =========   ==========

Average loans outstanding....................   $  229,058   $ 219,381    $ 198,603    $ 199,203   $  186,413
                                                ==========   =========    =========    =========   ==========

Ratio of net loans charged off to average
  loans outstanding during the period........      0.0716%     0.0720%      0.0096%      0.0015%       0.0016%
                                                =========    ========     ========     ========    ==========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                      At September  30,
                                          -------------------------------------------------------------------------
                                                  2001                      2000                     1999
                                          ----------------------     ---------------------    ---------------------
                                                      Percent of                Percent of              Percent of
                                                       Loans in                  Loans in                 Loans in
                                                    Category to                Category to              Category to
                                          Amount    Total Loans     Amount     Total Loans    Amount    Total Loans
                                          ------    -----------     ------     -----------    ------    -----------
                                                                       (Dollars in thousands)
Real estate mortgage:
  Single-family residential.............  $     253     37.33%      $     320     41.27%     $    559     44.06%
  Commercial............................        932     17.60           1,084     19.59           934     19.79
  Home equity...........................        131      9.52             179      8.94           244      9.16
  Construction..........................        231      8.26             213      9.26           275      8.00
Commercial..............................      1,970     24.46           1,616     18.09         1,273     15.76
Consumer................................         95      2.83             124      2.85           169      3.23
                                          ---------     -----       ---------     -----      --------     -----
    Total allowance for loan losses.....  $   3,612    100.00%      $   3,536    100.00%     $  3,454    100.00%
                                          =========    ======       =========    ======      ========    ======

                                                           At September  30,
                                             ------------------------------------------------
                                                    1998                      1997
                                             --------------------      ----------------------
                                                       Percent of                 Percent of
                                                        Loans in                   Loans in
                                                       Category to                Category to
                                             Amount    Total Loans     Amount     Total Loans
                                             ------    ------------    ------     -----------
                                                      (Dollars in thousands)
Real estate mortgage:
  Single-family residential.............  $     400       48.84%     $    376      53.76%
  Commercial............................        898       18.76           854      17.02
  Home equity...........................        319        8.17           318       8.99
  Construction..........................        458        8.99           380       6.24
Commercial..............................        815       12.19           540      11.34
Consumer................................        338        3.05           286       2.65
                                          ---------      ------      --------     ------
    Total allowance for loan losses.....  $   3,228      100.00%     $  2,754     100.00%
                                          =========      ======      ========     ======

INVESTMENT ACTIVITIES

     General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the FHLB, mortgage-backed securities issued by Federal National Mortgage Association, the Government National Mortgage Association and Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2001, the amortized cost of our investment securities portfolio amounted to $66.9 million, which included $64.8 million of U.S. Government and agency securities, $1.2 million of North Carolina management bonds, $830,000 of mortgage-backed securities and $19,000 of collateralized mortgage obligations ("CMO's"). At that date, we had an unrealized gain of $510,000, net of deferred taxes, with respect to our investment securities classified as available for sale.

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

     Pursuant to Statement of Financial Accounting Standards No. 115, we had securities with an aggregate cost of $54.7 million and an approximate fair value of $55.5 million at September 30, 2001 classified as available for sale. The impact on our financial statements was an after-tax increase in stockholders' equity of approximately $510,000 as of September 30, 2001. The net unrealized gains at September 30, 2001 in our portfolio of investment securities and mortgage-backed securities were due to decreases in interest rates after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

     At September 30, 2001, we had $54.6 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax gains of $470,000, and $11.0 million of U.S. Government and agency securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2001, the estimated weighted average life of our U.S. Government and agency securities was approximately 5.8 years, and the average yield on our portfolio of U.S. Government and agency securities was 6.01%. In addition, at September 30, 2001, we had $1.7 million of FHLB of Atlanta stock.

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

     Because the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. The limit for Federal National Mortgage Association and Federal Home Loan Mortgage Corporation currently is $300,700.

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

     At September 30, 2001, the weighted average contractual maturity of our mortgage-backed securities, all of which carried fixed rates, was approximately
14.3 years. The actual maturity of a mortgage-backed security varies, depending on when the mortgagors prepay or repay the underlying mortgages. Prepayments of the underlying mortgages may shorten the life of the investment, thereby adversely affecting its yield to maturity and the related market value of the mortgage-backed security. The yield is based upon the interest income and the amortization of the premium or accretion of the discount related to the mortgage-backed security. Premiums and discounts on mortgage-backed securities are amortized or accreted over the estimated term of the securities using a level yield method. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and we review these assumptions periodically to reflect the actual prepayment. The actual prepayments of the underlying mortgages depend on many factors, including the type of mortgage, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase, and, conversely, during periods of rising mortgage interest rates, prepayments generally decrease. If the coupon rate of the underlying mortgage significantly exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages.

     At September 30, 2001, mortgage-backed securities with an amortized cost of $830,000 and a carrying value of $895,000 were held as available for sale. No mortgage-backed securities were classified as held to maturity. Mortgage-backed securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale mortgage-backed securities are recognized as direct increases or decreases in stockholders' equity, net of applicable income taxes. See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies. At September 30, 2001, our mortgage-backed securities had a weighted average yield of 8.90%.

     The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                                               At September 30,
                                                                 ---------------------------------------------
                                                                   2001              2000                1999
                                                                  ------            ------             -------
                                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities......................   $  54,632         $    4,841        $   5,867
   Federal Home Loan Mortgage Corporation.....................         227                319              477
   Government National Mortgage Association...................         668                751              833
   Marketable equity securities (1)...........................          --              3,841            3,859
                                                                 ---------         ----------        ---------
       Total..................................................   $  55,527         $    9,752        $  11,036
                                                                 =========         ==========        =========
Securities held to maturity:
   U.S. government and agency securities......................   $  10,986         $   67,179        $  81,160
   Other......................................................       1,164                 --            3,000
   CMOs.......................................................          19                 53               68
                                                                 ---------         ----------        ---------
      Total...................................................   $  12,169         $   67,232        $  84,228
                                                                 =========         ==========        =========

-----------
(1) Consists of investments in two mutual funds which were sold during fiscal 2001.

     The following table sets forth the scheduled  maturities,  carrying values,
amortized   cost  and  average   yields  for  our   investment   securities  and
mortgage-backed securities portfolio at September 30, 2001.

                                    One Year or Less    One to Five Years    Five to Ten Years    More than Ten Years
                                    -----------------   ------------------   -----------------    -------------------
                                    Carrying  Average   Carrying   Average   Carrying  Average    Carrying  Average
                                    Value      Yield     Value      Yield     Value     Yield      Value     Yield
                                    ------    -------   -------    -------   -------   -------    -------   -------
                                                                          (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $  504    4.05%     $3,376     5.53%     $50,752    6.03%      $   --      -- %
   Mortgage-backed securities.....      --     --            7     6.02           58    9.87          830    8.86
                                    ------              ------               -------               ------
        Total.....................  $  504    4.05      $3,383     5.53      $50,810    6.03       $  830    8.86
                                    ======              ======               =======               ======

Securities held to maturity:
   U.S. government and agency
      securities..................  $1,000    6.00      $6,986     6.19      $ 3,000    6.17       $   --    --
   CMOs...........................      --     --           --      --            --     --            19    4.61
   Municipal bonds................      --     --          503     3.33          204    4.20          457    4.51
                                    ------              ------               -------               ------
        Total.....................  $1,000    6.00      $7,489     6.00      $ 3,204    6.05       $  476    4.51
                                    ======              ======               =======               ======

                                         Total Investment Portfolio
                                      -------------------------------
                                      Carrying    Market     Average
                                       Value      Value       Yield
                                      --------    ------    --------
                                         (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................    $54,632    $54,632    5.98%
   Mortgage-backed securities.....        895        895    8.90
                                      -------    -------
        Total.....................    $55,527    $55,527    6.03
                                      =======    =======

Securities held to maturity:
   U.S. government and agency
      securities..................    $10,986    $11,310    6.17
   CMOs...........................         19         19    4.61
   Municipal bonds................      1,164      1,166    3.95
                                      ---------  -------
        Total.....................    $12,169    $12,495    5.95
                                      =========  =======

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

     Our deposits at September 30, 2001 consisted of the various types of programs described below.

Weighted
Average
Interest       Minimum                                                    Minimum      Balance (in    Percentage of
  Rate           Term                     Category                         Amount       Thousands)   Total Deposits
--------       -------                    --------                        --------     -----------   --------------
0.00%          None                 Noninterest-bearing checking accounts $     100    $   10,985         4.42%
0.92           None                 NOW accounts                                300        29,946        12.06
3.03           None                 Savings accounts                            100        26,120        10.52
2.07           None                 Money market accounts                     1,000        21,631         8.71


                                    Certificates of Deposit
                                    -----------------------

3.70           3 months             Fixed-term, fixed-rate                      500           507         0.20
4.06           6 months             Fixed-term, fixed-rate                      500         9,831         3.96
3.98           7 months (1)         Fixed-term, fixed-rate                    5,000        46,997        18.92
4.49           9 months             Fixed-term, fixed-rate                      500           848         0.34
4.56           10 months            Fixed-term, fixed-rate                    5,000         2,857         1.15
4.58           12 months            Fixed-term, fixed-rate                      500        25,957        10.45
6.04           15 months            Fixed-term, fixed-rate                    5,000        37,112        14.94
3.87           18 months            Floating rate individual
                                      retirement account                         50           834         0.34
5.71           18 months            Fixed-term, fixed-rate                      500         2,658         1.07
4.11           20 months            Fixed-term, fixed-rate                      500            34         0.01
5.38           24 months            Fixed-term, fixed-rate                      500         6,011         2.42
5.55           30 months            Fixed-term, fixed-rate                      500         5,783         2.33
5.37           36 months            Fixed-term, fixed-rate                      500         2,462         0.99
5.47           48 months            Fixed-term, fixed-rate                      500         3,171         1.28
5.48           60 months            Fixed-term, fixed-rate                      500        14,355         5.78
3.20           7 to 365 days        Fixed-term, fixed-rate                  100,000           271         0.11
                                                                                       ----------        -----
                                                                                       $  248,370       100.00%
                                                                                       ==========       ======

____________
(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2001, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

     The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

                                Balance at                          Balance at                       Balance at
                              September 30,    % of     Increase   September 30,  % of    Increase   September 30,  % of
                                    2001     Deposits  (Decrease)     2000       Deposits (Decrease)    1999       Deposits
                              -------------  --------  ----------  ------------  -------  ---------- -----------   --------
                                                                       (Dollars in thousands)
Noninterest-bearing demand....$  10,985       4.42%    $   (906)   $ 11,891        4.67%  $ 3,671    $  8,219        3.51%
Interest-bearing checking.....   29,946      12.06          723      29,223       11.49     3,130      26,094       11.15
Money market accounts.........   21,631       8.71        2,559      19,072        7.50     4,302      14,770        6.31
Passbook and savings..........   26,120      10.52          190      25,930       10.19    (1,346)     27,276       11.65
Certificates of deposit.......  159,688      64.29       (8,601)    168,289       66.15    10,553     157,736       67.38
                              ---------     ------     --------    --------      ------   -------    --------      ------
                              $ 248,370     100.00%    $ (6,035)   $254,405      100.00%  $20,310    $234,095      100.00%
                              =========     ======     ========    ========      ======   =======    ========      ======

     The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                                Year Ended September 30,
                                          -----------------------------------------------------------------------
                                                  2001                     2000                    1999
                                          -------------------       ------------------        -------------------
                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    --------       -------    --------       -------    --------
                                                                    (Dollars in thousands)
Noninterest-bearing demand..............  $  13,170      0.00%      $  9,040       0.00%      $   9,282     0.00%
Interest-bearing checking...............     30,041      0.85         28,268       1.73          27,026     1.86
Money market accounts...................     21,184      4.52         15,470       4.11          14,306     3.47
Passbook and savings....................     26,580      2.25         26,654       2.37          35,220     2.47
Certificates of deposit.................    167,481      5.59        159,773       5.26         153,811     4.99
                                          ---------                 --------                  ---------
    Total...............................  $ 258,456      4.32       $239,205       4.25       $ 239,645     3.98
                                          =========                 ========                  =========

     The following table sets forth our time deposits classified by rates at the dates indicated.

                                                                               At September 30,
                                                                 --------------------------------------------
                                                                  2001               2000               1999
                                                                  -----             ------             ------
                                                                                 (In thousands)
Rate
----
 2.00 -  3.99%................................................   $  45,066         $       --       $     116
 4.00 -  5.99%................................................      80,465            105,266         154,076
 6.00 -  7.99%................................................      34,024             62,900           3,443
 8.00 -  9.99%................................................         133                123             101
                                                                 ---------         ----------       ---------
                                                                 $ 159,688         $  168,289       $ 157,736
                                                                 =========         ==========       =========

The following table sets forth the amount and maturities of our time deposits at September 30, 2001.

                                                                          Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                             (In thousands)
2.00 -  3.99%...................  $  41,755       $    3,311     $       --      $       --       $   45,066
4.00 -  5.99%...................     63,240           10,330          2,519           4,376           80,465
6.00 -  7.99%...................     28,232            1,724          1,780           2,288           34,024
8.00 -  9.99%...................         --              133             --              --              133
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 133,227       $   15,498     $    4,299      $    6,664       $  159,688
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2001. At that date, such deposits represented 15.1% of total deposits and had a weighted average rate of 4.88%.

                                                        Certificates
           Maturity Period                                 of Deposit
           ----------------                               -----------
                                                        (In thousands)

           Three months or less.......................  $   11,063
           Over three through six months..............      12,546
           Over six through 12 months.................      10,679
           Over 12 months.............................       3,195
                                                        ----------
                 Total................................  $   37,483
                                                        ==========

     We estimate that more than $34.1 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2001 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposits held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

     The following table sets forth our savings activities for the periods indicated.

                                                                         Year Ended September 30,
                                                                 -----------------------------------------------
                                                                  2001               2000               1999
                                                                  -----             ------             ------
                                                                                (In thousands)
Net increase (decrease) before interest credited..............  $ (15,271)         $ 11,831          $ (10,124)
Interest credited.............................................      9,236             8,479              8,525
                                                                ---------          --------          ---------
    Net (decrease) increase in deposits.......................  $  (6,035)         $ 20,310          $  (1,599)
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

     In February 1998, we obtained $20.0 million in fixed-rate FHLB of Atlanta advances. These advances were structured with maturities estimated to coincide with the expected repricing of $20.0 million of loans. Through this strategy, we were able to establish a positive interest rate spread on the $20.0 million of assets and FHLB of Atlanta advances. See "Management's Discussion and Analysis -- Asset/Liability Management" for a more complete discussion of this strategy.

     The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated:

                                                                         At or for the
                                                                     Year Ended September 30,
                                                              -----------------------------------
                                                                2001        2000         1999
                                                               ------      ------       ------
                                                                     (Dollars in thousands)
 Amounts outstanding at end of period:
  FHLB advances.............................................  $  20,000    $  20,000    $  22,000
Weighted average rate paid on:
  FHLB advances.............................................      5.50%         5.55%        5.42%

                                                                        For the Year
                                                                      Ended September 30,
                                                              ------------------------------------
                                                               2001         2000         1999
                                                               -----       ------       ------
                                                                        (In thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances.............................................  $  25,000    $  33,000    $  22,000


                                                                         For the Year
                                                                       Ended September 30,
                                                              ------------------------------------
                                                                2001        2000         1999
                                                               ------      ------       ------
                                                                   (Dollars in thousands)
Average amounts outstanding:
  FHLB advances.............................................  $  20,521    $  25,467    $  20,044
Approximate weighted average rate paid on: (1)
  FHLB advances.............................................      5.42%         5.65%        5.49%

___________
(1)      Based on month-end balances.

SUBSIDIARY ACTIVITIES

     In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $391,000, $399,000 and $326,000 on a pre-tax basis from the activities of the LLC and First Capital during the years ended September 30, 2001, 2000 and 1999, respectively.

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

     We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 2000, we had 14.8% of deposits held by all banks and savings institutions in our market area.

EMPLOYEES

     As of September 30, 2001, we had 68 full-time and 17 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

DEPOSITORY INSTITUTION REGULATION

     General. We are a North Carolina-chartered commercial bank and a member of the FHLB of Atlanta, and our deposits are insured by the FDIC through the Savings Association Insurance Fund administered by the FDIC. 1st State Bank is subject to supervision, examination and regulation by the North Carolina Banking Commission and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. We are also subject to the FDIC's authority to conduct special examinations. 1st State Bank is required to file reports with the North Carolina Banking Commission and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

     The G-L-B Act imposes new requirements on financial institutions with respect to customer privacy. The G-L-B Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the G-L-B Act. The privacy provisions became effective in July 2001.

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

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminated the SAIF special reserve.

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

     At September 30, 2001, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

     Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an "undercapitalized institution") may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution's holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution's total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A "significantly undercapitalized" institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution's ratio of tangible capital to total assets falls below the "critical capital level" established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

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

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         -----------------       ----------------
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

     The Bank meets the definition of "well-capitalized" under the FDIC's prompt corrective action regulations.

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

     The federal banking regulatory agencies have implemented an evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank will first be evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the bank will be given a rating of either "outstanding," "high satisfactory," "low satisfactory," "needs to improve," or "substantial non-compliance." A set of criteria for each rating has been developed and is included in the regulation. If an institution disagrees with a particular rating, the institution has the burden of rebutting the presumption by clearly establishing that the quantitative measures do not accurately present its actual performance, or that demographics, competitive conditions or economic or legal limitations peculiar to its service area should be considered. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: "outstanding," "satisfactory," "needs to improve" or "substantial non-compliance."

     Our CRA rating would be a factor considered by the Federal Reserve Board and the FDIC in considering applications to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than "satisfactory," could result in the denial of such applications.

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2001 of $1.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for
residential   housing  finance,   small   businesses,   small  farms
and small agri-businesses. At September 30, 2001, we had $20.0 million in advances outstanding from the FHLB of Atlanta.

     Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves against transaction accounts. Reserves equal to 3% must be maintained on transaction accounts of up to $42.8 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2001, we met our reserve requirements.

     We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2001, we met our reserve requirements.

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

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2001, our liquidity ratio exceeded the North Carolina regulations.

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

     Transactions with Related Parties. Transactions between a state non-member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state non-member bank is any company or entity which controls, is controlled by or is under common control with the state non-member bank. In a holding company context, the parent holding company of a state non-member bank, such as 1st State Bancorp, and any companies which are controlled by the parent holding company are affiliates of the savings institution or state non-member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no state non-member bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the state non-member bank.

     Loans to Directors, Executive Officers and Principal Stockholders. State non-member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state non-member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus up to $500,000. Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

     State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

     Restrictions on Certain Activities. State-chartered banks with deposits insured by the FDIC are generally prohibited from engaging in activities and investments that are not permissible for a national bank. The foregoing limitation, however, does not prohibit FDIC-insured state banks from acquiring or retaining an equity investment in a subsidiary in which the bank is a majority owner. State chartered banks are also prohibited from engaging as a principal in any type of activity that is not permissible for a national bank. Further subsidiaries of state chartered, FDIC-insured state banks may not engage as a principal in any type of activity that is not permissible for a subsidiary of a national bank, unless in either case, the FDIC determines that the activity would pose no significant risk to the appropriate deposit insurance fund and the bank is, and continues to be, in compliance with applicable capital standards.

     The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term "activity" refers to the conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment as defined by regulation. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars, bulletins, orders or written interpretations issued by the Office of the Comptroller of the Currency. In its regulations, the FDIC indicates that it will not permit state banks to directly engage in commercial ventures or directly or indirectly engage in any insurance underwriting activity other than to the extent such activities are permissible for a national bank or a national bank subsidiary or except for certain other limited forms of insurance underwriting permitted under the regulations. FDIC regulations permit state banks that meet applicable minimum capital requirements to engage as principal in certain activities that are not permissible to national banks including guaranteeing obligations of others, activities which the Federal Reserve Board has found by regulation or order to be closely related to banking and certain securities activities conducted through subsidiaries.

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

     Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of 1st State Bancorp or 1st State Bank. For purposes of the BHCA, "control" is defined as ownership of more than 25% of any class of voting securities of 1st State Bancorp or 1st State Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of 1st State Bancorp or 1st State Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert to file a written notice with the Federal Reserve Board before such person or persons may acquire control of 1st State Bancorp or 1st State Bank. The Change in Bank Control Act defines "control" as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank.

     The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years, regardless of a longer minimum period specified by the law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving  an  application  if the  applicant  and  its
depository institution affiliates control or would control more than 10% of the insured deposits in the United States or 30%, or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect a state's authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

     Additionally,  the  federal  banking  agencies  are  authorized  to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking transactions.

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

     Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized". For a definition of "undercapitalized" institution, see "-- Depository Institution Regulation -- Prompt Corrective Regulatory Action."

     Bank holding companies are required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the their consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for well capitalized banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

                                    TAXATION

GENERAL

     1st State Bancorp and 1st State Bank file a federal income tax return based on a fiscal year ending September 30. They file separate returns.

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

     For additional information on our policies regarding tax and accounting matters, see our consolidated financial statements and related notes in the Annual Report filed as Exhibit 13 in this document.

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. In addition, for tax years beginning in 1991, 1992, 1993 and 1994, corporate taxpayers were required to pay a surtax equal to 4%, 3%, 2% and 1%, respectively, of the state income tax otherwise payable. An annual state franchise tax is imposed at a rate of .15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find in the Annual Report.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding our offices at September 30, 2001.

                                                              Book Value at                         Deposits at
                           Year          Owned or             September 30,      Approximate      September 30,
                          Opened          Leased               2001 (1)       Square Footage          2001
                          ------          ------              ----------      --------------        -------
                                                         (Dollars in thousands)
MAIN OFFICE:
445 S. Main Street          1988          Owned                $   3,628            33,700         $ 100,590
Burlington, NC  27215

BRANCH OFFICES:
2294 N. Church Street       1984          Leased (2)                 249             2,600            24,072
Burlington, NC  27215

503 Huffman Mill Road       1982          Owned                      347             2,600            42,905
Burlington, NC  27215

102 S. 5th Street           1973          Owned                       50             2,000            25,263
Mebane, NC  27302

211 N. Main Street          1974          Owned                      119             2,700            30,734
Graham, NC  27253

3466 S. Church Street       1996          Owned                    1,391             4,000            20,093
Burlington, NC  27215

1203 S. Main Street         2000          Owned                    1,477             4,000             4,713
Graham, NC 27253

----------
(1)  Land and building only.
(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

     The book value of our investment in premises and equipment was $8.4 million at September 30, 2001. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2001 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 3 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 19 through 57 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report
         Consolidated Balance Sheets as of September 30, 2001 and 2000 Consolidated Statements of Income for the Years Ended September 30,
             2001, 2000 and 1999
         Consolidated Statements of Stockholders' Equity and Comprehensive
             Income for the Years Ended September 30, 2001, 2000 and 1999 Consolidated Statements of Cash Flows for the Years Ended September
             30, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------

       3.1        Articles of  Incorporation  of 1st State  Bancorp,  Inc.  (Incorporated  herein by reference from
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
       3.2        Bylaws of 1st State  Bancorp,  Inc.  (Incorporated  herein by reference to the  Company's  Annual
                  Report on Form 10-K for the Fiscal Year Ended September 30, 2000)
       4          Form of Common Stock  Certificate of 1st State Bancorp,  Inc.  (Incorporated  herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A))
      10.1        1st State Bancorp,  Inc. 2000 Stock Option and Incentive Plan  (Incorporated  herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) +
      10.2        1st State Bancorp,  Inc.  Management  Recognition Plan  (Incorporated  herein by reference to the
                  Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) +
      10.3        Employment  Agreements by and between 1st State Bank and James C. McGill,  A. Christine Baker and
                  Fairfax  C.  Reynolds  (Incorporated  herein by  reference  from  Exhibit  10.3 to the  Company's
                  Registration Statement on Form S-1 (File No. 333-68091)) +


      10.4        Form of Guaranty  Agreement  by and between  1st State  Bancorp,  Inc.  and James C.  McGill,  A.
                  Christine  Baker and Fairfax C. Reynolds  (Incorporated  herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-68091)) +
      10.5        1st State Bank Deferred Compensation Plan (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-68091)) +
      13          Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of KPMG LLP

      ----------
      + Management contract or compensation plan or arrangement.

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

                                          1ST STATE BANCORP, INC.


December 27, 2001                         By: /s/ James C. McGill
                                              ---------------------------------
                                              James C. McGill
                                              President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James C. McGill                                            December 27, 2001
-----------------------------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ A. Christine Baker                                         December 27, 2001
-----------------------------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard C. Keziah                                          December 27, 2001
-----------------------------------------------------
Richard C. Keziah
Chairman of the Board

/s/ James A. Barnwell, Jr.                                     December 27, 2001
-----------------------------------------------------
James A. Barnwell, Jr.
Director

/s/ Bernie C. Bean                                             December 27, 2001
-----------------------------------------------------
Bernie C. Bean
Director

/s/ Ernest A. Koury, Jr.                                       December 27, 2001
-----------------------------------------------------
Ernest A. Koury, Jr.
Director

/s/ James G. McClure                                           December 27, 2001
-----------------------------------------------------
James G. McClure
Director

/s/ T. Scott Quakenbush                                        December 27, 2001
-----------------------------------------------------
T. Scott Quakenbush
Director

/s/ Richard H. Shirley                                         December 27, 2001
-----------------------------------------------------
Richard H. Shirley
Director

/s/ Virgil L. Stadler                                          December 27, 2001
-----------------------------------------------------
Virgil L. Stadler
Director