Form 10-Q
period 2001-12-31
1ST STATE BANCORP INC
filed 2002-02-14
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No
                                              ----     ----

     As of February 14, 2002, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 (unaudited)
            and September 30, 2001............................................1

         Consolidated Statements of Income for the Three Months Ended
           December 31, 2001 and 2000 (unaudited).............................2

         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income for the Three Months Ended December 31,
           2001 and 2000 (unaudited)..........................................3

         Consolidated Statements of Cash Flows for the Three Months Ended
           December 31, 2001 and 2000 (unaudited).............................4

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........15


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................16

Item 2.  Changes in Securities and Use of Proceeds...........................16

Item 3.  Defaults Upon Senior Securities.....................................16

Item 4.  Submission of Matters to a Vote of Security Holders.................16

Item 5.  Other Information...................................................16

Item 6.  Exhibits and Reports on Form 8-K....................................16


SIGNATURES...................................................................17

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

                                 (IN THOUSANDS)

                                                                                   AT               AT
                                                                             DECEMBER 31,      SEPTEMBER 30,
                                                                                2001               2001
                                                                             ------------      -------------
                                                                             (Unaudited)
                                      ASSETS
Cash and cash equivalents                                                    $   14,279           $  25,981
  Investment securities:
     Held to maturity (fair value of $11,798 and $12,495
         at December 31, 2001 and September 30, 2001, respectively)              11,622              12,169
     Available for sale (cost of $83,797 and $54,689
         at December 31, 2001 and September 30, 2001, respectively)              83,503              55,527
Loans held for sale, at lower of cost or fair value                              10,764               3,291
Loans receivable (net of allowance for loan losses of $3,588 and $3,612 at December 31, 2001 and September 30, 2001,
   respectively)                                                                213,617             222,285
Federal Home Loan Bank stock, at cost                                             1,650               1,650
Real estate owned                                                                 2,328               1,981
Premises and equipment                                                            8,347               8,414
Accrued interest receivable                                                       2,069               2,542
Other assets                                                                      3,008               2,952
                                                                             ----------           ---------
Total assets                                                                 $  351,187             336,792
                                                                             ==========           =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                           $  257,274             248,370
  Advances from Federal Home Loan Bank                                           25,000              20,000
  Advance payments by borrowers for property taxes and insurance                    258                  82
  Dividend payable                                                                  263                 263
  Other liabilities                                                               4,455               4,433
                                                                             ----------           ---------
          Total liabilities                                                     287,250             273,148
                                                                             ----------           ---------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 shares issued and outstanding                                     33                  33
   Additional paid-in capital                                                    35,596              35,588
   Unearned ESOP shares                                                          (4,202)             (4,373)
   Unearned compensation - management recognition plan                             (324)               (518)
   Deferred compensation                                                          4,324               4,173
   Treasury stock for deferred compensation                                      (4,324)             (4,173)
   Retained income - substantially restricted                                    33,013              32,404
   Accumulated other comprehensive income/(loss) - net unrealized
        gain/(loss) on investment securities available for sale                    (179)                510
                                                                             ----------           ---------
        Total stockholders' equity                                               63,937              63,644
                                                                             ----------           ---------
        Total liabilities and stockholders' equity                           $  351,187             336,792
                                                                             ==========           =========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                 ---------------------------
                                                                  2001                 2000
                                                                 ------               ------
Interest income:
   Interest and fees on loans                                    $3,889               5,090
   Interest and dividends on investments                          1,222               1,217
   Overnight deposits                                                89                 203
                                                                 ------              ------
         Total interest income                                    5,200               6,510
                                                                 ------              ------

Interest expense:
    Deposit accounts                                              2,094               2,977
    Borrowings                                                      276                 303
                                                                 ------              ------
         Total interest expense                                   2,370               3,280
                                                                 ------              ------

         Net interest income                                      2,830               3,230

Provision for loan losses                                            60                  60
                                                                 ------              ------
         Net interest income after provision for loan losses      2,770               3,170
                                                                 ------              ------

Other income:
   Service fees on loans sold                                        22                  20
   Customer service fees                                            249                 156
   Commissions from sales of annuities and mutual funds             122                 111
   Mortgage banking income,  net                                    416                 128
   Other                                                             50                  42
                                                                 ------              ------
         Total other income                                         859                 457
                                                                 ------              ------
Operating expenses:
   Compensation and related benefits                              1,564               1,543
   Occupancy and equipment                                          303                 277
   Deposit insurance premiums                                        12                  12
   Real estate operations, net                                       18                  --
   Other expenses                                                   360                 411
                                                                 ------              ------
         Total operating expenses                                 2,257               2,243
                                                                 ------              ------
         Income before income taxes                               1,372               1,384

Income taxes                                                        527                 483
                                                                 ------              ------
         Net income                                              $  845                 901
                                                                 ======              ======

Earnings per share:
         Basic                                                   $ 0.28              $ 0.30
         Diluted                                                 $ 0.27              $ 0.29

See accompanying notes to the consolidated financial statements.

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
                                 (IN THOUSANDS)

                                                              ADDITIONAL    UNEARNED       UNEARNED
                                                   COMMON      PAID-IN        ESOP       COMPENSATION      DEFERRED
                                                    STOCK      CAPITAL       SHARES           MRP        COMPENSATION
                                                    -----      -------       ------           ---        ------------
Balance at September 30, 2000                    $     33       35,587        (4,950)        (1,296)          2,679

Comprehensive income:
     Net income                                         --           --            --             --              --
     Other comprehensive income-unrealized
       gain on securities available-for-sale,
       net of income taxes of $68                       --           --            --             --              --


Total comprehensive income
Allocation of ESOP shares                               --          (8)          137              --              --
Deferred compensation                                   --           --            --             --            249
Treasury stock held for deferred compensation           --           --            --             --              --
Vesting of MRP shares                                   --           --            --           195               --
Cash dividend declared                                  --           --            --             --              --
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                            --           --            --             --              --
                                                 ---------   ----------   -----------   ------------    ------------
Balance at December 31, 2000                     $     33       35,579        (4,813)        (1,101)          2,928
                                                 =========   ==========   ===========   ============    ============

Balance at September 30, 2001                    $     33        35,588       (4,373)          (518)          4,173

Comprehensive income:
     Net income                                         --           --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $443                      --           --            --             --              --


Total comprehensive income
Allocation of ESOP shares                               --            8          171              --              --
Deferred compensation                                   --           --            --             --            151
Treasury stock held for deferred compensation           --           --            --             --              --
Vesting of MRP shares                                   --           --            --           194               --
Cash dividend declared                                  --           --            --             --              --
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                            --           --            --             --              --
                                                 ---------   ----------   -----------   ------------    ------------
Balance at December 31, 2001                     $     33       35,596        (4,202)          (324)           4,324
                                                 =========   ==========   ===========   ============    ============

                                                      TREASURY                        ACCUMULATED
                                                     STOCK FOR                           OTHER           TOTAL
                                                      DEFERRED        RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                    COMPENSATION       INCOME        INCOME (LOSS)      EQUITY
                                                    ------------       ------        -------------      ------
Balance at September 30, 2000                           (2,679)          29,999             (164)        59,209
                                                                                                              --
Comprehensive income:                                                                                         --
     Net income                                              --              901               --           901
     Other comprehensive income-unrealized
       gain on securities available-for-sale,
       net of income taxes of $68                            --               --             102            102
                                                                                                    -----------

Total comprehensive income                                                                                1,003
Allocation of ESOP shares                                    --               --               --           129
Deferred compensation                                        --               --               --           249
Treasury stock held for deferred compensation             (249)               --               --          (249)
Vesting of MRP shares                                        --               --               --           195
Cash dividend declared                                       --            (263)               --          (263)
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                                 --              22                --            22
                                                   ------------   --------------    -------------   -----------
Balance at December 31, 2000                            (2,928)           30,659             (62)        60,295
                                                   ============   ==============    =============   ===========

Balance at September 30, 2001                           (4,173)          32,404               510         63,644
                                                                                                              --
Comprehensive income:                                                                                         --
     Net income                                              --              845               --           845
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $443                           --               --            (689)          (689)
                                                                                                    ------------

Total comprehensive income                                                                                  156
Allocation of ESOP shares                                    --               --               --           179
Deferred compensation                                        --               --               --           151
Treasury stock held for deferred compensation             (151)               --               --          (151)
Vesting of MRP shares                                        --               --               --           194
Cash dividend declared                                       --            (263)               --          (263)
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                                 --              27                --            27
                                                   ------------   --------------    -------------   -----------
Balance at December 31, 2001                            (4,324)           33,013            (179)        63,937
                                                   ============   ==============    =============   ===========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                FOR THE THREE MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                  2001                2000
                                                                                --------            --------
Cash flows from operating activities:
   Net income                                                                   $    845                 901
   Adjustment to reconcile net income to net cash provided by
       (used in) operating activities:
           Provision for loan losses                                                  60                  60
           Depreciation                                                              153                 146
           Deferred tax expense (benefit)                                            155                 (38)
           Amortization of premiums and discounts, net                               (13)                 (5)
           Deferred compensation                                                      92                  68
           Release of  ESOP shares                                                   179                 129
           Vesting of MRP shares and dividends on unearned MRP shares                260                 263
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                 (54)                 44
           Net loss on sale of loans                                                 211                  63
           Proceeds from sales of loans held for sale                             25,264               6,195
           Originations of loans held for sale                                   (32,948)             (5,164)
           Decrease in other assets                                                  232                 111
           Decrease in accrued interest receivable                                   473                  90
           Decrease in other liabilities                                            (287)             (1,643)
                                                                                --------             -------
                         Net cash provided by (used in) operating activities      (5,378)              1,220
                                                                                --------             -------

Cash flows from investing activities:
    Purchase of investment securities available for sale                         (46,326)                 --
    Purchases of investment securities held to maturity                           (2,454)                 --
    Proceeds from maturities of investment securities available for sale          17,231                  60
    Proceeds from maturities of investment securities
        held to maturity                                                           3,001                 530
    Net decrease (increase) in loans receivable                                    8,315              (5,608)
    Purchases of premises and equipment                                              (86)               (402)
                                                                                --------             -------
                         Net cash used in investing activities                   (20,319)             (5,420)
                                                                                --------             -------

                                                                                                   (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                              ------------------------------
                                                                                2001                 2000
                                                                              ----------           ---------
Cash flows from financing activities:
   Net increase in deposits                                                   $    8,904           $   3,665
   Advances from the Federal Home Loan Bank                                        5,000               5,000
   Return of capital dividend payment                                                 --             (17,007)
   Purchase of treasury stock for deferred compensation                              151                 249
   Dividends paid on common stock                                                   (236)               (241)
   Increase in advance payments by borrowers for
       property taxes and insurance                                                  176                 203
                                                                              ----------           ---------
                    Net cash provided by (used in)  financing activities          13,995              (8,131)
                                                                              ----------           ---------

        Net decrease in cash and cash equivalents                                (11,702)            (12,331)

Cash and cash equivalents at beginning of period                                  25,981              33,107
                                                                              ----------           ---------

Cash and cash equivalents at end of period                                    $   14,279           $  20,776
                                                                              ==========           =========

Payments are shown below for the following:
       Interest                                                               $    2,375           $   3,342
                                                                              ==========           =========
       Income taxes                                                           $       68           $      27
                                                                              ==========           =========

Noncash investing and financing activities:

     Unrealized gains (losses) on investment securities
          available for sale                                                  $   (1,132)          $     170
                                                                              ==========           =========
     Cash dividends declared but not paid                                     $      236           $     241
                                                                              ==========           =========
     Cash dividends on unallocated ESOP shares                                $       24           $      16
                                                                              ==========           =========
     Transfer from loans held for sale to loans receivable                    $       --           $     686
                                                                              ==========           =========
      Transfer from loans to real estate acquired in settlement of loans      $      347           $      --
                                                                              ==========           =========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 2001 (UNAUDITED) AND SEPTEMBER 30, 2001

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

NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2001, which is derived from the September 30, 2001 audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended December 31, 2001 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain amounts in the December 31, 2000 consolidated financial statements (which are unaudited) have been reclassified to conform with the presentation adopted in 2001. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     Earnings per share computations have been made only for the periods subsequent to the Conversion. For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's benefit plans. There were no antidilutive stock options for the three months ended December 31, 2001 and 2000. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                                  2001              2000
                                                                                  ----              ----
         Average shares issued and outstanding                                  3,289,607         3,289,607
         Less: Unvested MRP shares                                                (42,156)          (84,319)
         Less: Unallocated ESOP shares                                           (232,123)         (198,258)
                                                                                ---------         ---------

         Average basic shares for earnings per share                            3,015,328         3,007,030

         Add: Unvested MRP shares                                                  42,156            84,319
         Add: Potential common stock pursuant to stock
               option plan  (See Note 7)                                           88,550            60,936
                                                                                ---------         ---------
         Average dilutive shares for earnings per share                         3,146,034         3,152,285
                                                                                =========         =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. In connection with the special cash dividend, the ESOP received $1,308,000 on its shares of the Company's stock. The ESOP purchased an additional 64,415 shares with this dividend. During the three months ended December 31, 2001 and 2000, 8,696 and 7,097 shares of stock were committed to be released and approximately $179,000 and $129,000 of compensation expense was recognized, respectively.

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

     Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Conversion, so the Company purchases its common stock to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2001 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

     The expense related to this plan for the three months ended December 31, 2001 and 2000 was $92,000 and $68,000, respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant and annually thereafter. Compensation expense of $260,000 and $263,000 associated with the MRP was recorded during the three months ended December 31, 2001 and 2000, respectively.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000 the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock in fiscal year 2000. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71.

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

     On October 1, 2000, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified fixed rate conforming mortgage loan commitments as its only freestanding derivative instrument. The fair value of these commitments was not material and therefore the adoption of SFAS No. 133 on October 1, 2000, did not have a material impact on the Company's consolidated financial statements. On December 31, 2001 and September 30, 2001, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified commitments to originate fixed rate loans conforming to secondary market standards as its only freestanding derivative instruments. The Company does not currently engage in hedging activities. The commitments to originate fixed rate conforming loans totaled $925,000 and $2,157,000 at December 31, 2001 and September 30, 2001, respectively. The fair value of these commitments was less than $ 5,000 on these dates and therefore the impact of applying SFAS 133 at December 31, 2001 and September 30, 2001 was not material to the Company's consolidated financial statements.

NOTE 9. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of December 31, 2001 and September 30, 2001, MSRs totaled $266,000 and $209,000, respectively, and no valuation allowance was required.

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

GENERAL

     1st State Bancorp, Inc. was formed in November 1998 and became the holding company for 1st State Bank on April 23, 1999. As a result, portions of this discussion (as of dates and for periods prior to April 23, 1999) relate to the financial condition and results of operations of 1st State Bank.

     Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by single-family residential and commercial real estate, secured and unsecured commercial loans and consumer loans. Our profitability depends primarily on our net interest income which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability also is affected by the level of other income and operating expenses. Other income consists of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit insurance premiums, data processing, advertising and other expenses.

     Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. The primary manner in which the economy impacts our business is our credit risk. Most of our customers are small businesses in our immediate market area that are more vulnerable to recent declines in the economy than larger, more diversified companies whose revenues are supported by customers in a variety of locations. Our customer base includes textile companies that are continuing to feel the negative impact of the NAFTA legislation and the downturn in our local and regional economy. Such changes may impact future operations and earnings.

     Our business emphasis has been to operate as a well-capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our nonlocal competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management team.

     Beginning in the late 1980's, we have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and consumer loans, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

     Total assets increased by $14.4 million or 4.3% from $336.8 million at September 30, 2001 to $351.2 million at December 31, 2001. Increases in investment securities and loans held for sale were partially offset by decreases in cash and loans receivable, net. Asset growth was funded by increases in deposits and borrowed money.

     Cash and cash equivalents decreased $11.7 million, or 45.0% from $26.0 million at September 30, 2001 to $14.3 million at December 31, 2001. Because of the decrease in the overnight interest rate to 1.75% during the quarter ended December 31, 2001, we invested excess cash in short term government agency securities to increase our yield on these funds.

     Investment securities available for sale increased $28.0 million from $55.5 million at September 30, 2001 to $83.5 million at December 31, 2001. During the quarter ended December 31, 2001, we purchased $46.3 million of securities and received $17.2 million in proceeds from maturities and issuer calls of investment securities available for sale. We shifted funds from interest-bearing overnight funds into investment securities during the quarter to increase our yield.

     Loans receivable, net decreased by $8.7 million, or 3.9%, from $222.3 million at September 30, 2001 to $213.6 million at December 31, 2001. This decrease was offset somewhat by a $7.5 million increase in loans held for sale. Loans held for sale increased 227.3% from $3.3 million at September 30, 2001 to $10.8 million at December 31, 2001. This increase resulted from increased lending activity and timing differences in the funding of loan sales. During the quarter our mortgage originations and prepayments were at record levels. Mortgage rates declined to record low levels during the quarter, and many borrowers took advantage of this opportunity to refinance their existing mortgage loans.

     Stockholders' equity increased by $300,000 from $63.6 million at September 30, 2001 to $63.9 million at December 31, 2001 as a result of net income of $845,000, release of ESOP shares of $179,000, and vesting of MRP shares of $194,000. These increases were offset by cash dividends declared of $236,000 and a change in unrealized losses on available for sale securities of $689,000. In the aftermath of the September 11, 2001 terrorist strikes, bond prices increased sharply that created the Company's unrealized gain on available for sale securities of $510,000 at September 30, 2001. During the quarter ended December 31, 2001, bond prices backed down to their previous levels and the Company had an unrealized loss on available for sale securities of $179,000 at December 31, 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Net Income. We recorded net income of $845,000 for the quarter ended December 31, 2001, as compared to $901,000 for the quarter ended December 31, 2000, representing a decrease of $56,000, or 6.2%. For the three months ended December 31, 2001, basic and diluted earnings per share were $0.28 and $0.27, respectively. The Company reported basic and diluted earnings per share for the quarter ended December 31, 2000 of $0.30 and $0.29, respectively. The decrease in net income resulted primarily from decreased net interest income and increased income taxes that were offset partially by increased other income. The decline in net interest income resulted from lower net interest margins. These decreased margins resulted primarily from the eleven interest rate cuts by the Federal Reserve during calendar 2001. These rate cuts caused a greater reduction in the average yield on earning assets than in the average rate paid on interest bearing liabilities.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $400,000 or 12.4% for the three months ended December 31, 2001, compared to the same quarter in the prior year. This decrease results from a $1.3 million decrease in interest income that was partially offset by the $910,000 decrease in total interest expense. The average net interest rate spread decreased 37 basis points from 3.15% for the three months ended December 31, 2000 to 2.78% for the quarter ended December 31, 2001.

     Interest Income. The decrease in interest income for the three months ended December 31, 2001 was the result of an increase of $4.6 million in average interest-earning assets compared to the same quarter in the prior year that was offset by a decrease in yield on interest-earning assets of 1.72% from 8.08% for the three months ended December 31, 2000 to 6.36% for the three months ended December 31, 2001. The increased volume of average interest-earning assets increased interest income by approximately $30,000 and the decreased yield decreased interest income by approximately $1.3 million. An increase in average investment securities of $6.8 million coupled with an increase in average interest-bearing overnight funds of $4.9 million increased interest-earning assets for the quarter compared to the prior year. These increases were offset in part by a decrease in average loans receivable of $7.2 million. Our average mortgage loans decreased by $11.2 million during the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. We experienced unusually heavy prepayments during the quarter as borrowers took advantage of the attractive mortgage rates and refinanced existing mortgage loans. The majority of the mortgage loans originated during the quarter were sold in the secondary market. Average commercial loans increased $4.8 million for the quarter ended December 31, 2001 as compared to the same quarter in the prior year.

     Interest Expense. Interest expense decreased in the three months ended December 31, 2001 due to a decrease in average interest-bearing liabilities of $1.7 million and a decrease in the cost of interest-bearing liabilities of 135 basis points from 4.93% for the three months ended December 31, 2000 to 3.58% for the three months ended December 31, 2001. Average interest-bearing deposits decreased by $98,000 and average FHLB advances decreased $1.6 million for the three months ended December 31, 2001 compared to the same quarter in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $23,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $887,000. During the quarter ended December 31, 2001, average money market investment accounts increased by $9.8 million over the comparable quarter in the prior year. The lower rate environment caused some depositors to shift from longer term fixed rate certificates of deposit into the more liquid money market accounts. We have continued to attract some commercial customers that had excess liquidity during the quarter ended December 31, 2001 which they invested in money market accounts. Average certificates of deposit decreased $9.8 million in the three months ended December 31, 2001 compared to the previous quarter in the prior year. The level of certificates of deposits obtained from governmental units depends upon many factors including the level of interest rates and the Bank's loan demand. The average balance of time deposits held by governmental units decreased $13.6 million in the quarter ended December 31, 2001 as compared with the same quarter in the prior year. This was offset in part by an increase of $3.8 million in the average balance of other certificates of deposits.

The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000.

                                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                        DECEMBER 31, 2001                       DECEMBER 31, 2000
                                                                             DOLLARS IN THOUSANDS
                                                   AVERAGE                 YIELD/        AVERAGE                 YIELD/
                                                   BALANCE    INTEREST      COST         BALANCE   INTEREST       COST
Assets:
Loans receivable (1)                               $224,268    $3,889        6.94%       $231,424    $5,090        8.80%
Investment securities (2)                            85,387     1,222        5.72          78,560     1,217        6.20
Interest-bearing overnight deposits                  17,288        90        2.08          12,340       203        6.59
                                                   --------    ------        ----        --------    ------        ----
  Total interest-earning assets (4)                 326,943     5,201        6.36         322,324     6,510        8.08
Non interest-earning assets                          21,785                                21,881
                                                   --------                              --------
  Total assets                                     $348,728                              $344,205
                                                   ========                              ========

Liabilities and stockholders' equity
Interest bearing checking                            30,839        15        0.19          30,469        92        1.21
Money market investment accounts                     28,732       144        2.00          18,912       255        5.40
Passbook and statement savings                       26,218       111        1.69          26,718       159        2.38
Certificates of deposit                             158,868     1,824        4.59         168,656     2,471        5.86
FHLB advances                                        20,054       276        5.51          21,630       303        5.60
                                                   --------    ------        ----        --------    ------        ----
  Total interest-earning liabilities                264,711     2,370        3.58         266,385     3,280        4.93
Non interest-earning liabilities                     20,101                                17,995
                                                   --------                              --------
  Total liabilities                                 284,812                               284,380
Stockholders' equity                                 63,916                                59,825
                                                   --------                              --------
  Total liabilities and stockholders' equity       $348,728                              $344,205
                                                   ========                              ========

Net interest income                                             2,831                                 3,230
Interest rate spread                                                         2.78%                                 3.15%
Net interest margin (3)                                                      3.46%                                 4.01%
Ratio of average interest-earning assets                                   123.51%                               121.00%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.
(4) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to absorb probable losses based on prior loss experience, volume and type of lending we conduct, industry standards, current economic conditions, past due loans in our loan portfolio and other factors. Provisions for loan losses totaled $60,000 for both the three months ended December 31, 2001 and 2000.

     Other Income. Other income increased $402,000, or 88.0%, from $457,000 for the quarter ended December 31, 2000 to $859,000 for the quarter ended December 31, 2001. Mortgage banking income, net increased $288,000 from $128,000 for the quarter ended December 31, 2000 to $416,000 for the quarter ended December 31, 2001. During the quarter ended December 31, 2001, we sold fixed-rate mortgage loans held for sale of $25.3 million and recognized net gains of $416,000 on the sale of these loans. During the quarter ended December 31, 2000, we sold fixed-rate mortgage loans held for sale of $6.2 million and recognized net gains of $128,000 from the sale of these loans. Customer service fees increased $93,000, or 59.6% from $156,000 for the quarter ended December 31, 2001 to $249,000 for the quarter ended December 31, 2000. This increase results from growth in the number of transaction accounts and increased service charges.

     Operating Expenses. Total operating expenses were $2.3 million for the quarter ended December 31, 2001, an increase of $14,000, or 0.6% over the $2.2 million recorded for the three months ended December 31, 2000. Occupancy and equipment expense increased $26,000, or 9.4% from $277,000 for the quarter ended December 31, 2000 to $303,000 for the quarter ended December 31, 2001. This increase was primarily the result of increased depreciation expense from the new check imaging hardware and software, which was not present in the same quarter of the prior year. Expenses incurred in operating real estate owned were $18,000 for the three months ended December 31, 2001 which were not present in the prior year.

     Income Tax Expense. Income tax expense increased $44,000 from tax expense of $483,000 for the quarter ended December 31, 2000 to $527,000 for the quarter ended December 31, 2001. The effective tax rates were 38.4% and 34.9% for the quarters ended December 31, 2001 and 2000, respectively. The increase in the effective rate was primarily due to an increase in non-deductible expenses over the prior period.

ASSET QUALITY

     At December 31, 2001, we had approximately $2.7 million in non-performing assets (nonaccrual loans and real estate owned) or 0.77% of total assets. At September 30, 2001, non-performing assets were $2.9 million or 0.85% of total assets. At December 31, 2001 and September 30, 2001, impaired loans totaled $3.7 million and $2.5 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at December 31, 2001 result from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At December 31, 2001, none of the impaired loans is on non-accrual status, and their related reserve for loan losses totaled $150,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $3.0 million during the three months ended December 31, 2001. Interest income of $59,000 has been recorded on impaired loans in the three months ended December 31, 2001. The Bank's net chargeoffs for the three months ended December 31, 2001 and 2000 were $84,000 and $32,000, respectively. The allowance for loan losses was $3.6 million or 1.65% of outstanding loans at December 31, 2001. This compares to 1.60% at September 30, 2001 and 1.53% at December 31, 2000. As a result of our continued shift toward higher risk commercial, consumer and home equity loans and the recent runoff of residential mortgage loans as well as the continued decline in the local and regional economy, the ratio of the allowance for the loan losses to total loans, net of loans in process and deferred loan fees increased to 1.65% at December 31, 2001 compared to 1.60% at September 30, 2001.

     The following table presents an analysis of our nonperforming assets:

                                                           At                      At                      At
                                                      December 31,            September 30,           December 31,
                                                          2001                    2001                    2000
                                                          ----                    ----                    ----
Nonperforming loans:

Nonaccrual loans                                         $   380                $    878              $   2,963
Loans 90 days past due and accruing
                                                               -                       -                      -
Restructured loans
                                                               -                       -                      -

Total nonperforming loans
                                                             380                     878                  2,963

Other real estate                                          2,328                   1,981                     70
                                                         -------                 -------                -------

Total nonperforming assets                               $ 2,708                $  2,859                $ 3,033
                                                         =======                ========                =======

Nonperforming loans to loans receivable, net                0.18%                   0.39%                  1.29%
Nonperforming assets as a percentage
 of loans and other real estate owned                       1.25%                   1.27%                  1.32%
Nonperforming assets to total assets                        0.77%                   0.85%                  0.87%

Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2001, we had $ 3.3 million in classified assets consisting of $957,000 in substandard and loss loans and $2.3 million in real estate owned.

In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At December 31, 2001, we have identified approximately $4.6 million in assets classified as special mention and $33.2 million as watch. Included in the watch asset total are five loans with an aggregate outstanding balance of $3.8 million at December 31, 2001 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $246,000 from us under a line of credit. All the loans are secured by a first lien on all company assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director has personally guaranteed repayment of the loans. At December 31, 2001, such loans were current with respect to their payment terms and were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in January 2002, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become a nonperforming asset in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 2001, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and cash equivalents totaled $14.3 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 2001 and 2000, we sold loans totaling $25.3 million and $6.2 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $94.3 million at December 31, 2001.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 2001, we had $11.7 million in commitments to originate new loans, $59.0 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $220,000 in standby letters of credit. At December 31, 2001, certificates of deposit, which are scheduled to mature within one year, totaled $131.5 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2001 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At December 31, 2001, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the

Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at December 31, 2001 was 18.2%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.08 for each of the three months ended December 31, 2001, September 30, 2001 and December 31, 2000. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended December 31, 2001,
September  30,  2001  and  December  31,  2000  was  29.6%,   32.0%  and  27.6%,
respectively.

ACCOUNTING ISSUES

     The FASB has issued Statements of Accounting Standards No. 141, Business Combinations (SFAS 141) and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 requires that intangible assets that meet certain criteria be recognized as assets apart from goodwill. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, and early application is permitted for entities with fiscal years beginning after March 31, 2001, under certain conditions. Impairment losses for goodwill and intangible assets with indefinite useful lives that arise due to the initial application of SFAS 142 (resulting from a transitional impairment test) are to be reported as the cumulative effect of a change in accounting principle. Adoption of SFAS 141 and SFAS 142 are not expected to have a material impact on the Company's consolidated financial statements.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), it retains many of the fundamental provisions of SFAS No. 121.

     SFAS No. 144 also supersedes the accounting and reporting provisions of FASB Opinion No. 30 (Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of disposal transactions on the ongoing operations of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since September 30, 2001. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2001.

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

         None

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a.)     Exhibits. None.


         (b.) Reports on Form 8-K. During the quarter ended December 31, 2001, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1ST STATE BANCORP, INC.


                                    /s/ James C. McGill
Date:  February 14, 2002            ---------------------------------------
                                    James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ A. Christine Baker
Date:  February 14, 2002            ---------------------------------------
                                    A. Christine Baker
                                    Executive Vice President
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)