Form 10-Q
period 2002-03-31
1ST STATE BANCORP INC
filed 2002-05-15
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          VIRGINIA                                           56-2130744
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                        27215
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
         Yes   X       No
             -----       -----

     As of April 30, 2002, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2002 (unaudited)
            and September 30, 2001.............................................3

         Consolidated Statements of Income for the Three Months
            Ended March 31, 2002 and 2001 (unaudited)..........................4

         Consolidated Statements of Income for the Six Months Ended
            March 31, 2002 and 2001 (unaudited)................................5

         Consolidated Statements of Stockholders' Equity and Comprehensive
            Income for the Six Months Ended March 31, 2002 and 2001
            (unaudited)........................................................6

         Consolidated Statements of Cash Flows for the Six Months Ended
            March 31, 2002 and 2001 (unaudited)................................7

         Notes to Consolidated Financial Statements............................9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........21


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22


SIGNATURES....................................................................23

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2002 AND SEPTEMBER 30, 2001

                                 (IN THOUSANDS)

                                                                      AT              AT
                                                                    MARCH  31,    SEPTEMBER 30,
                                                                       2002           2001
                                                                    ----------    ------------
                                                                    (Unaudited)
                        ASSETS

Cash and cash equivalents                                           $  12,260       25,981
  Investment securities:
     Held to maturity (fair value of $11,725 and $12,495
         at March 31, 2002 and September 30, 2001, respectively)       11,618       12,169
     Available for sale (cost of $90,848 and $54,689
         at March 31, 2002 and September 30, 2001, respectively)       89,640       55,527
Loans held for sale, at lower of cost or fair value                     2,444        3,291
Loans receivable (net of allowance for loan losses of $3,640 and $3,612 at March 31, 2002 and September 30, 2001,
    respectively)                                                     210,999      222,285
Real estate owned                                                       2,252        1,981
Federal Home Loan Bank stock, at cost                                   1,650        1,650
Premises and equipment                                                  8,202        8,414
Accrued interest receivable                                             2,791        2,542
Other assets                                                            3,421        2,952
                                                                    ---------     --------
             Total assets                                           $ 345,277      336,792
                                                                    =========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                    247,099      248,370
  Advances from Federal Home Loan Bank                                 30,000       20,000
  Advance payments by borrowers for property taxes and insurance          480           82
  Dividend payable                                                        263          263
  Other liabilities                                                     3,004        4,433
                                                                    ---------     --------
          Total liabilities                                           280,846      273,148
                                                                    ---------     --------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                       --           --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 shares issued and outstanding                           33           33
   Additional paid-in capital                                          35,601       35,588
   Unallocated ESOP shares                                             (4,035)      (4,373)
   Unearned compensation - management recognition plan                   (130)        (518)
   Deferred compensation                                                4,443        4,173
   Treasury stock for deferred compensation                            (4,443)      (4,173)
   Retained income - substantially restricted                          33,697       32,404
   Accumulated other comprehensive income (loss) - net unrealized
        gain (loss) on investment securities available for sale          (735)         510
                                                                    ---------     --------
        Total stockholders' equity                                     64,431       63,644
                                                                    ---------     --------
        Total liabilities and stockholders' equity                  $ 345,277      336,792
                                                                    =========     ========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            --------------------------
                                                                 2002           2001
                                                               -------        --------
Interest income:
   Interest and fees on loans                                  $ 3,510          4,927
   Interest and dividends on investments                         1,357          1,119
   Overnight deposits                                               52            195
                                                               -------         ------
         Total interest income                                   4,919          6,241
                                                               -------         ------

Interest expense:
    Deposit accounts                                             1,678          3,013
    Borrowings                                                     286            277
                                                               -------         ------
         Total interest expense                                  1,964          3,290
                                                               -------         ------

         Net interest income                                     2,955          2,951

Provision for loan losses                                           60             60
                                                               -------         ------
         Net interest income after provision for loan losses     2,895          2,891
                                                               -------         ------

Other income:
   Service fees on loans sold                                       24             22
   Customer service fees                                           217            162
   Commissions from sales of annuities and mutual funds             98            108
   Mortgage banking income, net                                    350            193
   Securities gains, net                                            47             --
   Other                                                            56             41
                                                               -------         ------
Total other income                                                 792            526
                                                               -------         ------

Operating expenses:
   Compensation and related benefits                             1,584          1,431
   Occupancy and equipment                                         311            331
   Deposit insurance premiums                                       11             13
   Real estate operations, net                                     (50)             6
   Other expenses                                                  393            425
                                                               -------         ------
         Total operating expenses                                2,249          2,206
                                                               -------         ------

         Income before income taxes                              1,438          1,211

Income taxes                                                       513            436
                                                               -------         ------

         Net income                                            $   925            775
                                                               =======         ======
         Earnings per share:

         Basic                                                 $  0.31        $  0.26
         Diluted                                               $  0.29        $  0.24

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                                      MARCH 31,
                                                               ------------------------
                                                                  2002            2001
                                                               --------        --------
Interest income:
   Interest and fees on loans                                  $  7,399          10,017
   Interest and dividends on investments                          2,579           2,336
   Overnight deposits                                               142             398
                                                               --------        --------
         Total interest income                                   10,120          12,751
                                                               --------        --------
Interest expense:
    Deposit accounts                                              3,773           5,990
    Borrowings                                                      562             580
                                                               --------        --------
         Total interest expense                                   4,335           6,570
                                                               --------        --------
         Net interest income                                      5,785           6,181

Provision for loan losses                                           120             120
                                                               --------        --------
         Net interest income after provision for loan losses      5,665           6,061
                                                               --------        --------
Other income:
   Service fees on loans sold                                        46              42
   Customer service fees                                            466             318
   Commissions from sales of annuities and mutual funds             220             219
   Mortgage banking income, net                                     766             321
   Securities gains, net                                             47              --
   Other                                                            106              83
                                                               --------        --------
         Total other income                                       1,651             983
                                                               --------        --------
Operating expenses:
   Compensation and related benefits                              3,148           2,974
   Occupancy and equipment                                          614             608
   Deposit insurance premiums                                        23              25
   Real estate operations, net                                      (32)              6
   Other expenses                                                   753             836
                                                               --------        --------
         Total operating expenses                                 4,506           4,449
                                                               --------        --------

         Income before income taxes                               2,810           2,595

Income taxes                                                      1,040             919
                                                               --------        --------
         Net income                                            $  1,770           1,676
                                                               ========        ========

         Earnings per share:

         Basic                                                 $   0.59        $   0.56
         Diluted                                               $   0.56        $   0.53

See accompanying notes to the consolidated financial statements

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                              ADDITIONAL    UNEARNED       UNEARNED
                                                   COMMON      PAID-IN        ESOP       COMPENSATION      DEFERRED
                                                    STOCK      CAPITAL       SHARES           MRP        COMPENSATION
                                                   ------     ----------    --------     ------------    ------------
Balance at September 30, 2000                    $      33       35,587        (4,950)        (1,296)          2,679

Comprehensive income:
     Net income                                         --           --            --             --              --
     Other comprehensive income-unrealized
       gain on securities available-for-sale net
       of income taxes of $110                          --           --            --             --              --

     Total comprehensive income
Allocation of ESOP shares                               --          (12)          272             --              --
Deferred compensation                                   --           --            --             --           1,136
Treasury stock held for deferred
     compensation                                       --           --            --             --              --
Vesting of MRP shares                                   --           --            --            389              --
Cash dividends declared                                 --           --            --             --              --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                            --           --            --             --              --
                                                 ---------     --------        ------          -----         -------
Balance at March 31, 2001                        $      33       35,575        (4,678)          (907)          3,815
                                                 =========     ========        ======          =====         =======

Balance at September 30, 2001                    $      33       35,588        (4,373)          (518)          4,173

Comprehensive income:
     Net income                                         --           --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $801                          --           --            --             --              --

     Total comprehensive income
Allocation of ESOP shares                               --           13           338             --              --
Deferred compensation                                   --           --            --             --             270
Treasury stock held for deferred compensation           --           --            --             --              --
Vesting of MRP shares                                   --           --            --            388              --
Cash dividends declared                                 --           --            --             --              --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                            --           --            --             --              --
                                                 ---------     --------        ------          -----         -------
Balance at March 31, 2002                        $     33        35,601        (4,035)          (130)          4,443
                                                 =========     ========        ======          =====         =======
                                                 TREASURY                        ACCUMULATED
                                                 STOCK FOR                           OTHER           TOTAL
                                                 DEFERRED        RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                COMPENSATION      INCOME        INCOME (LOSS)      EQUITY
                                                ------------     --------       -------------   -------------
Balance at September 30, 2000                      (2,679)          29,999             (164)        59,209

Comprehensive income:
     Net income                                        --            1,676               --          1,676
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $110                     --               --              176            176
                                                                                                   -------

     Total comprehensive income                                                                      1,852
Allocation of ESOP shares                              --               --               --            260
Deferred compensation                                  --               --               --          1,136
Treasury stock held for deferred
     compensation                                  (1,136)              --               --         (1,136)
Vesting of MRP shares                                  --               --               --            389
Cash dividends declared                                --             (526)              --           (526)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                           --               46               --             46
                                                  -------          -------           ------        -------
Balance at March 31, 2001                          (3,815)          31,195               12         61,230
                                                  =======          =======           ======        =======

Balance at September 30, 2001                      (4,173)          32,404              510         63,644

Comprehensive income:
     Net income                                        --            1,770               --          1,770
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $801                         --               --           (1,245)        (1,245)
                                                                                                   -------

     Total comprehensive income                                                                        525
Allocation of ESOP shares                              --               --               --            351
Deferred compensation                                  --               --               --            270
Treasury stock held for deferred compensation        (270)              --               --           (270)
Vesting of MRP shares                                  --               --               --            388
Cash dividends declared                                --             (526)              --           (526)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                           --               49               --             49
                                                  -------          -------           ------        -------
Balance at March 31, 2002                          (4,443)          33,697             (735)        64,431
                                                  =======          =======           ======        =======

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                              --------------------------------
                                                                                 2002                 2001
                                                                               ---------            --------
Cash flows from operating activities:
   Net income                                                                  $   1,770               1,676

   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                 120                 120
           Depreciation                                                              313                 305
           Deferred tax expense (benefit)                                            305                (325)
           Amortization of premiums and discounts, net                               (21)                (12)
           Deferred compensation                                                     164                 135
           Release of ESOP shares                                                    351                 260
           Vesting of MRP shares and dividends on unvested MRP shares                520                 527
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                 (75)                (11)
           Gain on sale of other real estate                                          (5)                 --
           Securities gains, net                                                     (47)                 --
           Net loss on sale of loans                                                 230                  50
           Proceeds from loans held for sale                                      41,951              17,646
           Originations of loans held for sale                                   (41,334)            (18,707)
           Decrease in other assets                                                   27                  25
           Decrease (increase) in accrued interest receivable                       (249)                212
           Decrease in other liabilities                                          (1,995)               (282)
                                                                               ---------            --------
                   Net cash provided by operating activities                       2,025               1,619
                                                                               ---------            --------

Cash flows provided by (used in) investing activities:
           Purchases of investment securities held to maturity                    (2,454)                 --
           Purchase of investment securities available for sale                  (62,108)             (6,999)
           Proceeds from sales of investment securities available for sale         1,811                  --
           Proceeds from maturities of investment securities available for sale   24,208               3,108
           Proceeds from maturities of investment securities
               held to maturity                                                    3,003              17,532
           Net decrease (increase) in loans receivable                            10,894              (5,812)
           Proceeds from disposal of real estate acquired in
               settlement of loans                                                    81                  --

           Purchases of premises and equipment                                      (101)               (544)
                                                                               ---------            --------
                   Net cash provided by (used in) investing activities           (24,666)              7,285
                                                                               ---------            --------

                                                                                                  (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                              --------------------------------
                                                                                 2002                 2001
                                                                               ---------            --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                         $  (1,271)          $   8,306
   Advances from the Federal Home Loan Bank                                       21,000               5,000
   Repayments of advances from Federal Home Loan Bank                            (11,000)             (5,000)
   Return of capital dividend payment                                                 --             (17,007)
   Purchase of treasury stock for deferred compensation                              270               1,136
   Dividends paid on common stock                                                   (477)               (480)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                    398                 390
                                                                               ---------           ---------
Net cash provided by (used in) financing activities                                8,920              (7,655)
                                                                               ---------           ---------

        Net increase (decrease) in cash and cash equivalents                     (13,721)              1,249

Cash and cash equivalents at beginning of period                                  25,981              33,107
                                                                               ---------           ---------
Cash and cash equivalents at end of period                                     $  12,260           $  34,356
                                                                               =========           =========
Payments are shown below for the following:
       Interest                                                                $   4,348           $   6,598
                                                                               =========           =========
       Income taxes                                                            $     269           $     937
                                                                               =========           =========
Noncash investing and financing activities:
     Deferred compensation to be settled in Company's stock                    $     270           $   1,136
                                                                               =========           =========
     Unrealized gains (losses) on investment securities
          available for sale                                                   $  (2,046)          $     286
                                                                               =========           =========
     Cash dividends declared but not paid                                      $     241           $     241
                                                                               =========           =========
     Cash dividends on unallocated ESOP shares                                 $      49           $      46
                                                                               =========           =========
     Transfer from loans held for sale to loans receivable                     $      --           $     686
                                                                               =========           =========
     Transfer from loans to real estate acquired in settlement of loans        $     347           $   2,106
                                                                               =========           =========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MARCH 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

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

     The results of operations for the three and six month periods ended March 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain  amounts in the March 31, 2001  consolidated  financial  statements have been reclassified to conform with the presentation adopted in 2002. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     Earnings per share computations have been made only for the periods subsequent to the Conversion. For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is fully funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's stock-based benefit plans. There were no antidilutive stock options for the three and six months ended March 31, 2002 and 2001. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           2002          2001
                                                           ----          ----
      Average shares issued and outstanding             3,289,607     3,289,607

      Less: Unvested MRP shares                           (42,156)      (84,319)
      Less: Unallocated ESOP shares                      (223,522)     (191,213)
                                                        ---------     ---------
      Average basic shares for earnings per share       3,023,929     3,014,075

      Add: Unvested MRP shares                             42,156        84,319
      Add: Potential common stock pursuant to stock
            option plan                                    86,763        67,269
                                                        ---------     ---------
      Average dilutive shares for earnings per share    3,152,848     3,165,663
                                                        =========     =========
                                                            SIX MONTHS ENDED
                                                               MARCH 31,
                                                           2002          2001
                                                           ----          ----
      Average shares issued and outstanding             3,289,607     3,289,607

      Add: Unvested MRP shares issued                     (42,156)      (84,319)
      Less: Unallocated ESOP shares                      (227,870)     (194,774)
                                                        ---------     ---------
      Average basic shares for earnings per share       3,019,581     3,010,514

      Add: Unvested MRP shares                             42,156        84,319
      Add: Potential common stock pursuant to stock
            option plan                                    87,666        64,165
                                                        ---------     ---------
      Average dilutive shares for earnings per share    3,149,403     3,158,998
                                                        =========     =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. In connection with the special cash dividend, the ESOP received $1,308,000 on its shares of the Company's stock. The ESOP purchased an additional 64,415 shares with this dividend. During the three and six months ended March 31, 2002 and 2001, 8,507 and 6,992 and 17,203 and 14,089 shares of stock were committed to be released and approximately $172,000 and $131,000 and $350,000 and $260,000 of
compensation expense was recognized, respectively.

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

     The expense  related to this plan for the three and six months  ended March
31,  2002  and  2001  was  $72,000  and  $68,000  and  $164,000  and   $135,000,
respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant. Compensation expense of $260,000 and $263,000 and $520,000 and $527,000 associated with the MRP was recorded during the three and six months ended March 31, 2002 and 2001, respectively.

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

NOTE 8. NEW ACCOUNTING PRONOUNCEMENT

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. As of January 1, 2002, the Company had no goodwill and had no intangible assets related to deposit and branch purchase acquisitions.

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loans as an adjustment of income. Impairment reviews of MSRs are performed on a quarterly basis. As of March 31, 2002 and September 30, 2001, MSRs totaled $330,000 and $209,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $17,000 and $23,000 for the six months ended March 31, 2002 and 2001, respectively.

The estimated amortization expense for the mortgage servicing rights for the years ended September 30, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                           ESTIMATED AMORTIZATION EXPENSE
                                                  (DOLLARS IN THOUSANDS)

                2002                                 $36,000
                2003                                  38,000
                2004                                  38,000
                2005                                  38,000
                2006                                  38,000
                2007 and thereafter                   21,000
                                                    --------
                                                    $209,000
                                                    ========

The estimation of future amortization expense presented above is based on assumptions (such as estimates of prepayments of loans) subject to change in future periods. Accordingly, the amortization expense in future periods may be different from the amounts disclosed above to the extent that any of these assumptions are modified due to a change in the underlying estimations.

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

     Our business consists principally of attracting deposits from the general public and investing these funds in loans secured by single-family residential and commercial real estate, secured and unsecured commercial loans and consumer loans. Our profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment securities portfolios and our cost of funds, which consists of interest paid on deposits and borrowed funds. Net interest income also is affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Our profitability is also affected by the level of other income and operating expenses. Other income consists of miscellaneous fees related to our loans and deposits, mortgage banking income and commissions from sales of annuities and mutual funds. Operating expenses consist of compensation and benefits, occupancy related expenses, federal deposit insurance premiums, data processing, advertising and other expenses.

     Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. The primary manner in which the economy impacts our business is our credit risk. Most of our customers are small businesses in our immediate market area that are more vulnerable to recent declines in the local economy than larger, more diversified companies whose revenues are supported by customers in a variety of locations. Our customer base includes textile companies that are continuing to feel the negative impact of the NAFTA legislation and the downturn in our local and regional economy. Such changes may impact future operations and earnings.

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

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of September 30, 2001 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND SEPTEMBER 30, 2001

     Total assets increased by $8.5 million or 2.5% from $336.8 million at September 30, 2001 to $345.3 million at March 31, 2002. Increases in investment securities were partially offset by decreases in cash and loans receivable, net. Asset growth was primarily funded by increases in borrowed money.

     Cash and cash equivalents decreased $13.7 million, or 52.7% from $26.0 million at September 30, 2001 to $12.3 million at March 31, 2002. Because of the relatively low interest rates on overnight funds, we invested excess cash in short term government agency securities to increase our yield on these funds.

     Investment securities available for sale increased $34.1 million from $55.5 million at September 30, 2001 to $89.6 million at March 31, 2002. As market interest rates fell during the six months ended March 31, 2002, many of the Company's callable investment securities were called by the issuers. During the six months ended March 31, 2002, we received $26.0 million in proceeds from sales, maturities and issuer calls of investment securities available for sale. We reinvested $62.1 in investment securities available for sale during this time period.

     Loans receivable, net decreased by $11.3 million, or 5.1%, from $222.3 million at September 30, 2001 to $211.0 million at March 31, 2002, and loans held for sale decreased 27.3% from $3.3 million at September 30, 2001 to $2.4 million at March 31, 2002. During the six months ended March 31, 2002, our mortgage originations, sales and prepayments were at record levels. The attractive mortgage rate environment encouraged many borrowers to take advantage of this opportunity to refinance their existing mortgage loans at lower interest rates. We sold these longer term, lower rate mortgage loans to limit our interest rate risk. The decrease in the loans held for sale resulted from timing differences in the funding of loan sales. We sold $42.0 million in fixed rate mortgage loans during the six months ended March 31, 2002 compared to $17.6 million for the six months ended March 31, 2001. We continue to emphasize commercial, commercial real estate, consumer loans and equity lines of credit that carry variable rates and/or short term maturities. At March 31, 2002, commercial, construction and commercial real estate loans totaled $114.0 million and account for 53.1% of gross loans compared to $110.6 million and 48.9% at September 30, 2001. One to four family residential loans at March 31, 2002 totaled $75.1 million or 35.0% of gross loans compared to $86.9 million or 38.5% at September 30, 2001.

     Deposits decreased $1.3 million from $248.4 million at September 30, 2001 to $247.1 million at March 31, 2002. Certificates of deposit at March 31, 2002 totaled $152.4 million or 61.7% of total deposits. At September 30, 2001, certificates of deposit totaled $159.7 million or 64.3% of total deposits. We continue to emphasize transaction accounts, which generally carry lower interest rates than certificates of deposit. Transaction accounts increased $6.0 million or 6.8% from $88.7 million at September 30, 2001 to $94.7 million at March 31, 2002.

     Advances from the Federal Home Loan Bank increased to $30.0 million from $20.0 million at September 30, 2001. The increased borrowings were short term advances used to fund the timing differences of loan fundings and deposit flows.

     Stockholders' equity increased by $787,000 from $63.6 million at September 30, 2001 to $64.4 million at March 31, 2002 as a result of net income of $1.8 million, release of ESOP shares of $351,000, and vesting of MRP shares of $388,000. These increases were offset by cash dividends declared of $477,000 and a change in unrealized losses on available for sale securities of $1.2 million. In the aftermath of the September 11, 2001 terrorist strikes, bond prices increased sharply that created the Company's unrealized gain on available for sale securities (net of tax) of $510,000 at September 30, 2001. At March 31, 2002, bond prices were considerably lower than at September 30, 2001. During the six months ended March 31, 2002, many of the Company's callable investment securities were called by the issuers which were subsequently reinvested at lower interest rates. The Company had an unrealized loss on available for sale securities (net of tax) of $735,000 at March 31, 2002.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND
2001

     Net Income. We recorded net income of $925,000 for the quarter ended March 31, 2002, as compared to $775,000 for the quarter ended March 31, 2001, representing an increase of $150,000, or 19.4%. For the three months ended March 31, 2002 basic and diluted earnings per share were $0.31 and $0.29, respectively. The Company reported basic and diluted earnings per share for the quarter ended March 31, 2001 of $0.26 and $0.24 per share, respectively. The increase in net income resulted primarily from increased other income that was offset partially by increased income taxes and operating expenses.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, for the three months ended March 31, 2002 was $3.0 million, an increase of $4,000 compared to the same quarter in the prior year. This increase reflects a $1.3 million decrease in interest income that was mostly offset by the $1.3 million decrease in total interest expense. The average net interest margin decreased 2 basis points from 3.67% for the three months ended March 31, 2001 to 3.65% for the quarter ended March 31, 2002.

     Interest Income. The decrease in interest income for the three months ended March 31, 2002 resulted from an increase of $1.9 million in average interest-earning assets compared to the same quarter in the prior year which was more than offset by a decrease in yield on interest-earning assets of 1.68% from 7.76% for the three months ended March 31, 2001 to 6.08% for the three months ended March 31, 2002. The increased volume of average interest-earning assets increased interest income by approximately $37,000 and the decreased yield decreased interest income by approximately $1.4 million. Average loans outstanding decreased $17.0 million coupled with a decrease in average interest-bearing overnight funds of $2.4 million were offset by an increase in average investment securities of $21.3 million. We experienced unusually heavy mortgage loan prepayments during the six months ended March 31, 2002 as borrowers took advantage of the attractive mortgage rates and refinanced their existing mortgage loans. During this time we invested the loan prepayments and excess overnight funds into investment securities.

     Interest Expense. Interest expense decreased in the three months ended March 31, 2002 due to a decrease in average interest-bearing liabilities of $6.1 million and a decrease in the cost of interest-bearing liabilities of 1.90% from 4.87% for the three months ended March 31, 2001 to 2.97% for the three months ended March 31, 2002. Average deposits decreased by $9.1 million while average FHLB advances increased $3.0 million for the three months ended March 31, 2002 compared to the same quarter in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $74,000 while the decrease in the average cost of interest-bearing liabilities increased interest expense by approximately $1.3 million.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

                                                           THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                             MARCH 31, 2002                        MARCH 31, 2001
                                                 ----------------------------------      ---------------------------------
                                                 AVERAGE                     YIELD/      AVERAGE                    YIELD/
                                                 BALANCE       INTEREST      COST        BALANCE     INTEREST       COST
                                                 -------       --------      -----       -------     --------       -----
                                                                          (DOLLARS IN THOUSANDS)
Assets:
Loans receivable (1)                               $215,058    $3,510         6.53%      $232,084    $4,927          8.49%
Investment securities (2)                            96,821     1,357         5.61         75,511     1,119          5.93
Interest-bearing overnight deposits                  11,762        52         1.77         14,129       195          5.53
                                                   --------    ------        -----       --------    ------         -----
  Total interest-earning assets (3)                 323,641     4,919         6.08        321,724     6,241          7.76
Non interest-earning assets                          22,414                                26,126
                                                   --------                              --------
  Total assets                                     $346,055                              $347,850
                                                   ========                              ========
Liabilities and stockholders' equity:
Interest bearing checking                            31,320        36         0.46         29,772       125          1.67
Money market investment accounts                     27,465        86         1.25         21,470       233          4.35
Passbook and statement savings                       27,060       102         1.51         26,880       157          2.34
Certificates of deposit                             154,984     1,454         3.75        171,816     2,498          5.82
FHLB advances                                        23,444       286         4.88         20,444       277          5.41
                                                   --------    ------        -----       --------    ------         -----
  Total interest-bearing liabilities                264,273     1,964         2.97        270,382     3,290          4.87
Non interest-bearing liabilities                     17,321                                16,642
                                                   --------                              --------
  Total liabilities                                 281,594                               287,024
Stockholders' equity                                 64,461                                60,826
                                                   --------                              --------
  Total liabilities and stockholders' equity       $346,055                              $347,850
                                                   ========                              ========
Net interest income                                            $2,955                                $2,951
                                                               ======                                ======
Interest rate spread                                                          3.11%                                  2.89%
                                                                            ======                                 ======
Net interest margin (4)                                                       3.65%                                  3.67%
                                                                            ======                                 ======
Ratio of average interest-earning assets                                    122.46%                                118.99%
                                                                            ======                                 ======

___________
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(4) Represents net interest income divided by average balance of interest-earning assets.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended March 31, 2002 and 2001.

     Other Income. Other income increased $266,000, or 50.6%, from $526,000 for the quarter ended March 31, 2001 to $792,000 for the quarter ended March 31, 2002. Mortgage banking income, net increased $157,000 from $193,000 for the quarter ended March 31, 2001 to $350,000 for the quarter ended March 31, 2002. During the quarter ended March 31, 2002, we sold fixed-rate mortgage loans held for sale of $16.7 million and recognized net gains of $350,000 on these sales. During the quarter ended March 31, 2001, we sold fixed-rate mortgage loans held for sale of $11.4 million and recognized a $193,000 gain on these sales. Customer service fees increased $55,000, or 34.0% from

$162,000 for the quarter ended March 31, 2001 to $217,000 for the quarter ended March 31, 2002. This increase results primarily from growth in the number of transaction accounts and increased service charges. Gains on sales of investment securities of $47,000 were recognized during the quarter ended March 31, 2002 that were not present in the prior year.

     Operating Expenses. Total operating expenses were $2.2 million for each of the quarters ended March 31, 2002 and March 31, 2001. Compensation and related benefits expense increased $153,000, or 10.6% from $1.4 million for the quarter ended March 31, 2001 to $1.6 million for the quarter ended March 31, 2002. This increase was primarily the result of increased salary and benefit costs and additional employees. During the quarter ended March 31, 2002, the Company recognized net income from real estate operations of $50,000 compared to the net losses from real estate operations of $6,000 that were expensed during the quarter ended March 31, 2001.

     Income Tax Expense. Income tax expense increased $77,000 from tax expense of $436,000 for the quarter ended March 31, 2001 to $513,000 for the quarter ended March 31, 2002. The increase resulted from a $227,000 increase in income before income taxes. The effective tax rates were 35.7% and 36.0% for the quarters ended March 31, 2002 and 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001

     Net Income. We recorded net income of $1.8 million for the six months ended March 31, 2002, an increase of $94,000 over the $1.7 million reported in the six months ended March 31, 2001. For the six months ended March 31, 2002, basic and diluted earnings per share were $0.59 and $0.56, respectively. The Company reported basic and diluted earnings per share for the six months ended March 31, 2001 of $0.56 and $0.53, respectively. The increase in net income resulted primarily from increased other income which was partially offset by decreased net interest income and increased operating expenses and income taxes. The decline in the net interest income resulted primarily from the interest rate cuts by the Federal Reserve during calendar 2001. The rate cuts caused a greater reduction in the average yield on earning assets than the average rate paid on interest-bearing liabilities.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $396,000 or 6.4% for the six months ended March 31, 2002, compared to the same six months in the prior year. This decrease reflects a $2.6 million decrease in interest income that was partially offset by the $2.2 million decrease in total interest expense. The average net interest margin decreased 28 basis points from 3.84% for the six months ended March 31, 2001 to 3.56% for the six months ended March 31, 2002.

     Interest Income. The decrease in interest income for the six months ended March 31, 2002 was due a decrease in yield on interest-earning assets of 1.70% from 7.92% for the six months ended March 31, 2001 to 6.22% for the six months ended March 31, 2002 that was partially offset by an increase of $3.3 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $131,000 and the decreased yield decreased interest income by approximately $2.8 million. An increase in average investment securities of $13.8 million coupled with an increase in average interest-bearing overnight funds of $1.5 million increased interest-earning assets for the six months compared to the prior year. These increases were offset in part by a decrease in average loans outstanding of $12.0 million. We experienced unusually heavy mortgage loan prepayments during the six months ended March 31, 2002 as borrowers took advantage of the attractive mortgage rates and refinanced their existing mortgage loans. During this time we invested the loan prepayments into investment securities.

     Interest Expense. Interest expense decreased in the six months ended March 31, 2002 due to a decrease in average interest-bearing liabilities of $3.9 million and a decrease in the cost of interest-bearing liabilities of 1.62% from 4.90% for the six months ended March 31, 2001 to 3.28% for the six months ended March 31, 2002. Average deposits decreased by $4.5 million while average FHLB advances increased $589,000 for the six months ended March 31, 2002 compared to the same six months in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $95,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $2.1 million.

     The following table presents average balances and average rates earned/paid by the Company for the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

                                                          SIX MONTHS ENDED                       SIX MONTHS ENDED
                                                           MARCH 31, 2002                         MARCH 31, 2001
                                                 ----------------------------------      ------------------------------------
                                                 AVERAGE                     YIELD/      AVERAGE                    YIELD/
                                                 BALANCE        INTEREST     COST        BALANCE      INTEREST      COST
                                                 -------        --------     ------      -------      --------      ------
                                                                             DOLLARS IN THOUSANDS
Assets:
Loans receivable (5)                               $219,783    $7,399         6.73%      $231,747   $10,017         8.64%
Investment securities (6)                            90,909     2,579         5.67         77,118     2,336         6.06
Interest-bearing overnight deposits                  14,634       142         1.94         13,143       398         6.07
                                                   --------    ------        -----       --------    ------         -----
  Total interest-earning assets (7)                 325,326    10,120         6.22        322,008    12,751         7.92
Non interest-earning assets                          22,118                                23,977
                                                   --------                              --------
  Total assets                                     $347,444                              $345,985
                                                   ========                              ========

Liabilities and stockholders' equity:
Interest bearing checking                            31,060        77         0.49         30,118       258         1.71
Money market investment accounts                     28,167       205         1.45         20,170       447         4.43
Passbook and statement savings                       26,619       213         1.60         26,799       317         2.36
Certificates of deposit                             156,999     3,278         4.18        170,216     4,968         5.84

FHLB advances                                        21,639       562         5.19         21,050       580         5.51
                                                   --------    ------        -----       --------    ------         -----
  Total interest-earning liabilities                264,484     4,335         3.28        268,353     6,570         4.90
Non interest-earning liabilities                     18,736                                17,310
                                                   --------                              --------
  Total liabilities                                 283,220                               285,663
Stockholders' equity                                 64,225                                60,322
                                                   --------                              --------
  Total liabilities and stockholders' equity       $347,445                              $345,985
                                                   ========                              ========

Net interest income                                            $5,785                                $6,180
                                                               ======                                ======
Interest rate spread                                                          2.94%                                 3.02%
                                                                            ======                                ======
Net interest margin (8)                                                       3.56%                                 3.84%
                                                                            ======                                ======
Ratio of average interest-earning assets                                    123.00%                               119.99%
                                                                            ======                                ======

_____________
(5) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(6)  Includes FHLB of Atlanta stock.
(7) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(8) Represents net interest income divided by the average balance of interest-earning assets.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for both the six months ended March 31, 2002 and 2001.

     Other Income. Other income increased $668,000, or 68.0%, from $983,000 for the six months ended March 31, 2001 to $1.7 million for the six months ended March 31, 2002. Mortgage banking income, net increased $445,000 from $321,000 for the six months ended March 31, 2001 to $766,000 for the six months ended March 31, 2002. During the six months ended March 31, 2002, we sold fixed-rate mortgage loans held for sale of $42.0 million and recognized net gains of $766,000 on these sales. During the six months ended March 31, 2001, we sold fixed-rate mortgage loans held for sale of $17.7 million and recognized net gains of $321,000 on these loan sales. Customer service fees increased

$148,000, or 46.5% from $318,000 for the six months ended March 31, 2001 to $466,000 for the six months ended March 31, 2002. This increase results primarily from growth in the number of transaction accounts and increased service charges. Gains on sales of investment securities of $47,000 were recognized during the six months ended March 31, 2002 that were not present in the prior year.

     Operating Expenses. Total operating expenses were $4.5 million for the six months ended March 31, 2002, an increase of $57,000, or 1.3% over the $4.4 million recorded for the six months ended March 31, 2001. Compensation and related benefits expense increased $174,000, or 5.9% from $3.0 million for the six months ended March 31, 2001 to $3.1 million for the six months ended March 31, 2002. This increase resulted from increased salary and benefit costs as well as an increase in number of employees. The Company recognized income from real estate operations of $32,000 during the six months ended March 31, 2002 compared to expenses of $6,000 in the same period in the prior year.

     Income Tax Expense. Income tax expense increased $121,000 from tax expense of $919,000 for the six months ended March 31, 2001 to $1.0 million for the six months ended March 31, 2002. The increase resulted from a $215,000 increase in income before income taxes. The effective tax rates were 37.0% and 35.4% for the six months ended March 31, 2002 and 2001, respectively. The increase in the effective tax rate was primarily due to an increase in non-deductible expenses over the prior period.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amount represents credit and interest rate risk are summarized as follows:

                                                                       MARCH 31, 2002        SEPTEMBER 30, 2001
                                                                       --------------        ------------------
                                                                                (DOLLARS IN THOUSANDS)
         Commitments to originate new loans                                $  14,659             $   9,119
         Commitments to originate new loans held for sale                         --                   241
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                      65,794                56,907
         Commercial letters of credit                                            368                   256
         Commitments to sell loans held for sale                               2,202                 2,157

     The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

     Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At March 31, 2002, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

         As of March 31, 2002

                                                     PAYMENTS DUE BY PERIOD
                                                     ----------------------

                                        LESS THAN
                                          1 YEAR             1-3 YEARS        4-5 YEARS        OVER 5 YEARS         TOTAL
                                       -----------           ---------        ---------        ------------         -----
Deposits                               $ 222,048               17,443            7,608               --             247,099
Short-term borrowings                     10,000                   --               --               --              10,000
Long-term borrowings                          --                   --               --           20,000              20,000
Lease obligations                             19                   56               42               38                 155
                                       ---------               ------            -----           ------             -------
Total contractual cash
    Obligations                        $ 232,067               17,499            7,650           20,038             277,254
                                       =========               ======            =====           ======             =======


ASSET QUALITY

     At March 31, 2002, we had approximately $4.0 million in non-performing assets (nonaccrual loans and real estate owned) or 1.16% of total assets. At September 30, 2001, non-performing assets were $2.9 million or 0.85% of total assets. At March 31, 2002 and September 30, 2001, impaired loans totaled $3.7 million and $2.5 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The increase in impaired loans at March 31, 2002 result from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At March 31, 2002, $1.3 million of the impaired loans is on non-accrual status, and their related reserve for loan losses totaled $160,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $3.7 million and $3.0 million during the three and six months ended March 31, 2002, respectively. Interest income of $54,000 and $113,000 has been recorded on impaired loans in the three and six months ended March 31, 2002, respectively. The Bank's net chargeoffs for the three and six months ended March 31, 2002 were $7,000 and $92,000, respectively. The Bank's allowance for loan losses was $3.6 million at March 31, 2002 as well as September 30, 2001 and March 31, 2002. As a result of our continued shift toward commercial, construction, consumer and home equity loans, the recent decrease in residential mortgage loans, the increase in non-performing loans as a percentage of total loans as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to 1.70% at March 31, 2002 compared to 1.60% at September 30, 2001.

     The following table presents an analysis of our nonperforming assets:

                                                              AT                      AT                   AT
                                                           MARCH 31,             SEPTEMBER 30,          MARCH 31,
                                                             2002                    2001                 2001
                                                             ----                    ----                 ----
Nonperforming loans:
Nonaccrual loans                                            $   1,747              $    878             $  2,963
Loans 90 days past due and accruing                                --                    --                    -
Restructured loans                                                 --                    --                    -
                                                            ---------              --------             --------
Total nonperforming loans                                       1,747                   878                2,963
Other real estate                                               2,252                 1,981                   70
                                                            ---------              --------             --------
Total nonperforming assets                                  $   3,999              $  2,859             $  3,033
                                                            =========              ========             ========
Nonperforming loans to loans receivable, net                     0.83%                 0.39%                1.30%
Nonperforming assets as a percentage
 of loans and other real estate owned                            1.88%                 1.27%                1.32%
Nonperforming assets to total assets                             1.16%                 0.85%                0.87%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2002, we had $3.2 million in classified assets consisting of $942,000 in substandard and loss loans and $2.3 million in real estate owned. At September 30, 2001, we had $3.6 million in classified assets consisting of $1.6 million in substandard and loss loans and $2.0 million in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At March 31, 2002, we have identified approximately $4.6 million in assets classified as special mention and $30.6 million as watch. At September 30, 2001, we classified $4.5 million as special mention and $32.9 million as watch. Included in the watch asset total are five loans with an aggregate outstanding balance of $3.7 million at March 31, 2002 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $430,000 from us under a line of credit. All the loans are secured by a first lien on all company assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director has personally guaranteed repayment of the loans. At March 31, 2002, such loans were current with respect to their payment terms and were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in April 2002, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become a nonperforming asset in a future period. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 2002, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents totaled $12.2 million. We have other sources of liquidity should we need additional funds. During the three and six months ended March 31, 2002, we sold loans totaling $16.7 million and $42.0 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $92.1 million at March 31, 2002.

     We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2002, we had $14.7 million in commitments to originate new loans, $65.8 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $368,000 in standby letters of credit. At March 31, 2002, certificates of deposit, which are scheduled to mature within one year, totaled $127.3 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2002 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At March 31, 2002, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at March 31, 2002 was 18.7%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.08 for each of the three months ended March 31, 2002, September 30, 2001 and March 31, 2001. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended March 31, 2002, September 30, 2001 and March 31, 2001 was 27.6%, 32.0% and 33.3%, respectively.

ACCOUNTING ISSUES

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. As of January 1, 2002, the Company had no goodwill and had no intangible assets related to deposit and branch purchase acquisitions.

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

     None

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on January 29, 2002. At this meeting 2,746,622 shares of the Company's common stock were represented in person or by proxy.

     Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                        Votes in Favor             Votes
               Nominee                   Of Election              Withheld

      Richard C. Keziah                  2,696,666                 49,956
      Ernest A. Koury, Jr.               2,696,666                 49,956
      Richard H. Shirley                 2,693,820                 52,802

     There were no broker nonvotes on the matter.


     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a.) Exhibits. None.
          --------

     (b.) Reports on Form 8-K.  During the  quarter  ended March 31,  2002,  the
          -------------------
          registrant did not file any current reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   1ST STATE BANCORP, INC.


                                   /s/ James C. McGill
Date:  May 13, 2002                ---------------------------------------------
                                   James C. McGill
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   /s/ A. Christine Baker
Date:  May 13, 2002                ---------------------------------------------
                                   A. Christine Baker
                                   Executive Vice President
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)