Form 10-Q
period 2002-06-30
1ST STATE BANCORP INC
filed 2002-08-14
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

[X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               VIRGINIA                                         56-2130744
-------------------------------------------                  ------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                   27215
----------------------------------------------                ------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant' s Telephone Number, Including Area Code (336) 227-8861
                                                    --------------

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---
     As of August 6, 2002, the issuer had 3,289,607 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002
            (unaudited) and September 30, 2001...............................3

         Consolidated Statements of Income for the Three Months Ended
            June 30, 2002 and 2001 (unaudited)...............................4

         Consolidated Statements of Income for the Nine Months Ended
            June 30, 2002 and 2001 (unaudited)...............................5

         Consolidated Statements of Stockholders' Equity and
            Comprehensive Income for the Nine Months Ended June
            30, 2002 and 2001 (unaudited)....................................6

         Consolidated Statements of Cash Flows for the Nine Months
            Ended June 30, 2002 and 2001 (unaudited).........................7

         Notes to Consolidated Financial Statements..........................9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........23


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................24

Item 2.  Changes in Securities and Use of Proceeds...........................24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................24

Item 6.  Exhibits and Reports on Form 8-K....................................24


SIGNATURES...................................................................25

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                      JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                 (IN THOUSANDS)

                                                                       AT                  AT
                                                                     JUNE 30,          SEPTEMBER 30,
                                                                       2002                2001
                                                                   -----------         -------------
                                                                   (Unaudited)
                                      ASSETS
Cash and cash equivalents                                           $ 19,939             25,981
  Investment securities:
     Held to maturity (fair value of $10,356 and $12,495
         at June 30, 2002 and September 30, 2001, respectively)       10,118             12,169
     Available for sale (cost of $88,157 and $54,689
         at June 30, 2002 and September 30, 2001, respectively)       88,941             55,527
Loans held for sale, at lower of cost or fair value                    1,194              3,291
Loans receivable (net of allowance for loan losses of $3,700 and $3,612 at June 30, 2002 and September 30, 2001,
    respectively)                                                    215,175            222,285
Real estate owned                                                      2,226              1,981
Federal Home Loan Bank stock, at cost                                  1,750              1,650
Premises and equipment                                                 8,074              8,414
Accrued interest receivable                                            2,171              2,542
Other assets                                                           2,519              2,952
                                                                    --------           --------
             Total assets                                           $352,107            336,792
                                                                    ========           ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                   259,247            248,370
  Advances from Federal Home Loan Bank                                20,000             20,000
  Advance payments by borrowers for property taxes and insurance         655                 82
  Dividend payable                                                       263                263
  Other liabilities                                                    5,278              4,433
                                                                    --------           --------
          Total liabilities                                          285,443            273,148
                                                                    --------           --------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                      --                 --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         3,289,607 shares issued and outstanding                          33                 33
   Additional paid-in capital                                         35,610             35,588
   Unallocated ESOP shares                                            (3,895)            (4,373)
   Unearned compensation - management recognition plan                    --               (518)
   Deferred compensation                                               4,471              4,173
   Treasury stock for deferred compensation                           (4,471)            (4,173)
   Retained income - substantially restricted                         34,438             32,404
   Accumulated other comprehensive income - net unrealized
        gain on investment securities available for sale                 478                510
                                                                    --------           --------

        Total stockholders' equity                                    66,664             63,644
                                                                    --------           --------
        Total liabilities and stockholders' equity                  $352,107            336,792
                                                                    ========           ========

See accompanying notes to the consolidated financial statements.

                                      (3)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                       -----------------------------
                                                                           2002              2001
                                                                       -----------        ----------
Interest income:
   Interest and fees on loans                                          $     3,492            4,625
   Interest and dividends on investments                                     1,413            1,182
   Overnight deposits                                                           50              230
                                                                       -----------        ---------
         Total interest income                                               4,955            6,037
                                                                       -----------        ---------

Interest expense:
    Deposit accounts                                                         1,475            2,725
    Borrowings                                                                 281              273
                                                                       -----------        ---------
         Total interest expense                                              1,756            2,998
                                                                       -----------        ---------

         Net interest income                                                 3,199            3,039

Provision for loan losses                                                       60               60
                                                                       -----------        ---------
         Net interest income after provision for loan losses                 3,139            2,979
                                                                       -----------        ---------

Other income:
   Service fees on loans sold                                                   26               21
   Customer service fees                                                       209              204
   Commissions from sales of annuities and mutual funds                        131              240
   Mortgage banking income, net                                                155              338
   Other                                                                        47               57
                                                                       -----------        ---------
Total other income                                                             568              860
                                                                       -----------        ---------

Operating expenses:
   Compensation and related benefits                                         1,512            1,616
   Occupancy and equipment                                                     315              336
   Deposit insurance premiums                                                   11               12
   Real estate operations, net                                                 (24)              30
   Other expenses                                                              365              455
                                                                       -----------        ---------
         Total operating expenses                                            2,179            2,449
                                                                       -----------        ---------

         Income before income taxes                                          1,528            1,390

Income taxes                                                                   542              497
                                                                       -----------        ---------

         Net income                                                    $       986              893
                                                                       ===========        =========
         Earnings per share:

         Basic                                                         $      0.32        $    0.29
         Diluted                                                       $      0.31        $    0.28

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -------------------------------
                                                                           2002               2001
                                                                       -----------          ----------
Interest income:
   Interest and fees on loans                                          $    10,891             14,642
   Interest and dividends on investments                                     3,993              3,517
   Overnight deposits                                                          191                629
                                                                       -----------        -----------
Total interest income                                                       15,075             18,788
                                                                       -----------        -----------
Interest expense:
    Deposit accounts                                                         5,248              8,715
    Borrowings                                                                 843                853
                                                                       -----------        -----------
         Total interest expense                                              6,091              9,568
                                                                       -----------        -----------
         Net interest income                                                 8,984              9,220

Provision for loan losses                                                      180                180
                                                                       -----------        -----------
         Net interest income after provision for loan losses                 8,804              9,040
                                                                       -----------        -----------
Other income:
   Service fees on loans sold                                                   72                 63
   Customer service fees                                                       675                522
   Commissions from sales of annuities and mutual funds                        351                459
    Mortgage banking income, net                                               921                658
    Securities gains, net                                                       47                 --
    Other                                                                      153                141
                                                                       -----------         ----------
         Total other income                                                  2,219              1,843
                                                                       -----------         ----------
Operating expenses:
   Compensation and related benefits                                         4,660              4,589
   Occupancy and equipment                                                     929                944
   Deposit insurance premiums                                                   34                 37
   Real estate operations, net                                                 (56)                36
   Other expenses                                                            1,119              1,292
                                                                       -----------        -----------
         Total operating expenses                                            6,686              6,898
                                                                       -----------        -----------

         Income before income taxes                                          4,337              3,985

Income taxes                                                                 1,582              1,416
                                                                       -----------        -----------
         Net income                                                    $     2,755              2,569
                                                                       ===========        ===========
         Earnings per share:

         Basic                                                         $      0.91        $     0.85
         Diluted                                                       $      0.87        $     0.81

See accompanying notes to the consolidated financial statements

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                              ADDITIONAL    UNEARNED       UNEARNED
                                                   COMMON      PAID-IN        ESOP       COMPENSATION      DEFERRED
                                                   STOCK       CAPITAL       SHARES           MRP        COMPENSATION
                                                   -----       -------       ------           ---        ------------

Balance at September 30, 2000                   $     33        35,587        (4,950)        (1,296)          2,679

Comprehensive income:
     Net income                                       --            --            --             --              --
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $76                     --            --            --             --              --


     Total comprehensive income
Allocation of ESOP shares                             --            (6)          409             --              --
Deferred compensation                                 --            --            --             --           1,346
Treasury stock held for deferred
     Compensation                                     --            --            --             --              --
Vesting of MRP shares                                 --            --            --            583              --
Cash dividends declared                               --            --            --             --              --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                          --            --            --             --              --
                                                --------     ---------    ----------    -----------     -----------
Balance at June 30, 2001                        $     33        35,581        (4,541)          (713)          4,025
                                                ========     =========    ==========    ===========     ===========

Balance at September 30, 2001                   $     33        35,588        (4,373)          (518)          4,173

Comprehensive income:
     Net income                                       --            --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $22                     --            --            --             --              --
     Total comprehensive income
Allocation of ESOP shares                             --            22           478             --              --
Deferred compensation                                 --            --            --             --             298
Treasury stock held for deferred
     Compensation                                     --            --            --             --              --
Vesting of MRP shares                                 --            --            --            518              --
Cash dividends declared                               --            --            --             --              --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                          --            --            --             --              --
                                                --------     ---------    ----------    -----------     -----------
Balance at June 30, 2002                        $     33        35,610        (3,895)            --           4,471
                                                ========     =========    ==========    ===========     ===========


                                                     TREASURY
                                                     STOCK FOR                           OTHER           TOTAL
                                                      DEFERRED        RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                    COMPENSATION       INCOME        INCOME (LOSS)      EQUITY
                                                    ------------       ------        -------------      ------
Balance at September 30, 2000                           (2,679)          29,999             (164)         59,209

Comprehensive income:
     Net income                                             --            2,569               --           2,569
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $76                           --               --              122             122
                                                                                                      ----------
     Total comprehensive income                                                                            2,691
Allocation of ESOP shares                                   --               --               --             403
Deferred compensation                                       --               --               --           1,346
Treasury stock held for deferred
     Compensation                                       (1,346)              --               --          (1,346)
Vesting of MRP shares                                       --               --               --             583
Cash dividends declared                                     --             (789)              --            (789)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                                --               64               --              64
                                                   -----------    -------------     ------------      ----------
Balance at June 30, 2001                                (4,025)          31,843              (42)         62,161
                                                   ===========    =============     ============      ==========

Balance at September 30, 2001                           (4,173)          32,404              510          63,644

Comprehensive income:
     Net income                                             --            2,755               --           2,755
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $22                           --               --              (32)            (32)
                                                                                                      ----------

     Total comprehensive income                                                                            2,723
Allocation of ESOP shares                                   --               --               --             500
Deferred compensation                                       --               --               --             298
Treasury stock held for deferred
     Compensation                                         (298)              --               --            (298)
Vesting of MRP shares                                       --               --               --             518
Cash dividends declared                                     --             (790)              --            (790)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                                --               69               --              69
                                                   -----------    -------------     ------------      ----------
Balance at June 30, 2002                                (4,471)          34,438              478          66,664
                                                   ===========    =============     ============      ==========


See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              FOR THE NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                            -----------------------------
                                                                               2002                2001
                                                                            ----------           --------
Cash flows from operating activities:
   Net income                                                               $    2,755              2,569
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                               180                180
           Depreciation                                                            474                469
           Deferred tax expense (benefit)                                          495               (101)
           Amortization of premiums and discounts, net                             (23)               (18)
           Deferred compensation                                                   236                203
           Release of ESOP shares                                                  500                403
           Vesting of MRP shares and dividends on unvested MRP shares              712                787
           Loan origination fees and unearned discounts
               deferred, net of current amortization                               (63)                 6
           Gain on sale of other real estate                                        (4)                --
           Securities gains, net                                                   (47)                --
           Net loss on sale of loans                                               227                205
           Proceeds from loans held for sale                                    49,134             37,260
           Originations of loans held for sale                                 (47,264)           (35,183)
           Decrease (increase) in other assets                                     (41)               356
           Decrease in accrued interest receivable                                 371                422
           Increase (decrease) in other liabilities                                117             (1,456)
                                                                            ----------         ----------
           Net cash provided by operating activities                             7,759              6,102
                                                                            ----------         ----------

Cash flows used in investing activities:
           Purchase of FHLB stock                                                 (100)                --
           Purchase of investment securities held to maturity                   (3,958)              (661)
           Purchase of investment securities available for sale                (78,127)           (50,528)
           Proceeds from sales of investment securities available for sale       1,811                 --
           Proceeds from maturities of investment securities available
             for sale                                                           42,923              6,148
           Proceeds from maturities of investment securities
               held to maturity                                                  6,004             42,251
           Net decrease (increase) in loans receivable                           6,646             (1,065)
           Proceeds from disposal of real estate acquired in
               settlement of loans                                                 107                 --
           Purchases of premises and equipment                                    (134)              (568)
                                                                            ----------         ----------

                   Net cash used in investing activities                       (24,828)            (4,423)
                                                                            ----------         ----------

                                                                                                (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                     JUNE 30,
                                                                           --------------------------
                                                                              2002            2001
                                                                           ----------       --------
Cash flows from financing activities:
   Net increase in deposits                                                $  10,877       $  4,438
   Advances from the Federal Home Loan Bank                                   29,000          5,000
   Repayments of advances from Federal Home Loan Bank                        (29,000)        (5,000)
   Return of capital dividend payment                                             --        (17,007)
   Purchase of treasury stock for deferred compensation                          298          1,346
   Dividends paid on common stock                                               (721)          (725)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                573            533
                                                                           ---------       --------

   Net cash provided by (used in) financing activities                        11,027        (11,415)
                                                                           ---------       ---------

        Net decrease in cash and cash equivalents                             (6,042)        (9,736)

Cash and cash equivalents at beginning of period                              25,981         33,107
                                                                           ---------       --------

Cash and cash equivalents at end of period                                 $  19,939       $ 23,371
                                                                           =========       ========

Payments are shown below for the following:
       Interest                                                            $   6,085       $  9,446
                                                                           =========       ========

       Income taxes                                                        $   1,534       $  1,100
                                                                           =========       ========

Noncash investing and financing activities:
     Deferred compensation to be settled in Company's stock                $     298       $  1,346
                                                                           =========       ========

     Unrealized gains (losses) on investment securities
          available for sale                                               $     (54)      $    198
                                                                           =========       ========

     Cash dividends declared but not paid                                  $     244       $    244
                                                                           =========       ========

     Cash dividends on unallocated ESOP shares                             $      69       $     64
                                                                           =========       ========

     Transfer from loans held for sale to loans receivable                 $      --       $    686
                                                                           =========       ========

     Transfer from loans to real estate acquired in settlement of loans    $     347       $  1,981
                                                                           =========       ========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                JUNE 30, 2002 (UNAUDITED) AND SEPTEMBER 30, 2001

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

     The results of operations for the three and nine month periods ended June 30, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2002. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain amounts in the June 30, 2001 consolidated financial statements have been reclassified to conform with the presentation adopted in 2002. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is fully funded with shares of the Company's common stock has no net impact on the denominators of the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's stock-based benefit plans. There were no antidilutive stock options for the three and nine months ended June 30, 2002 and 2001. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             2002          2001
                                                          ----------    ----------
         Average shares issued and outstanding             3,289,607     3,289,607
         Less: Unvested MRP shares                           (31,038)      (72,862)
         Less: Unallocated ESOP shares                      (216,108)     (184,207)
                                                          ----------    ----------
         Average basic shares for earnings per share       3,042,461     3,032,538
         Add: Unvested MRP shares                             31,038        72,862
         Add: Potential common stock pursuant to stock
               option plan                                    90,660        86,684
                                                          ----------    ----------
         Average dilutive shares for earnings per share    3,164,159     3,192,084
                                                          ==========    ==========

                                                             NINE MONTHS ENDED
                                                                  JUNE 30,
                                                             2002          2001
                                                          ----------    ----------
Average shares issued and outstanding                     3,289,607     3,289,607
Less: Unvested MRP shares                                   (38,464)      (80,472)
Less: Unallocated ESOP shares                              (224,280)     (191,252)
                                                         ----------    ----------
Average basic shares for earnings per share               3,026,863     3,017,883

Add: Unvested MRP shares                                     38,464        80,472
Add: Potential common stock pursuant to stock
      option plan                                            88,561        72,147
                                                         ----------    ----------
Average dilutive shares for earnings per share            3,153,888     3,170,502
                                                         ==========    ==========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. In connection with the special cash dividend, the ESOP received $1,043,000 on its unallocated shares of the Company's stock. The ESOP purchased an additional 51,374 shares with this dividend. During the three and nine months ended June 30, 2002 and 2001, 7,179 and 7,045 and 24,382 and 21,134 shares of stock were committed to be released and approximately $172,000 and $135,000 and $500,000 and $403,000 of compensation expense was recognized, respectively.

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

     The expense  related to this plan for the three and nine months  ended June
30,  2002  and  2001  was  $72,000  and  $68,000  and  $236,000  and   $203,000,
respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant. Compensation expense of $192,000 and $260,000 and $712,000 and $787,000 associated with the MRP was recorded during the three and nine months ended June 30, 2002 and 2001, respectively.

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

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loans as an adjustment of income. Impairment reviews of MSRs are performed on a quarterly basis. As of June 30, 2002 and September 30, 2001, MSRs totaled $352,000 and $209,000, respectively, and no valuation allowance was required.

Amortization expense totaled $43,000 and $56,000 for the nine months ended June 30, 2002 and 2001, respectively.

The estimated amortization expense for the mortgage servicing rights for the years ended September 30, 2002, 2003, 2004, 2005 and 2006 and thereafter is as follows:

                                        Estimated Amortization Expense

             2002                                $ 43,000
             2003                                  38,000
             2004                                  38,000
             2005                                  38,000
             2006                                  38,000
             2007 and thereafter                   14,000
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND SEPTEMBER 30, 2001

     Total assets increased by $15.3 million or 4.5% from $336.8 million at September 30, 2001 to $352.1 million at June 30, 2002. Increases in investment securities were partially offset by decreases in cash and loans receivable, net. Asset growth was primarily funded by increases in deposits.

     Cash and cash equivalents decreased $6.1 million, or 23.5% from $26.0 million at September 30, 2001 to $19.9 million at June 30, 2002. Because of the relatively low interest rates on overnight funds, we invested excess cash in short term government agency securities to increase our yield on these funds.

     Investment securities available for sale increased $33.4 million from $55.5 million at September 30, 2001 to $88.9 million at June 30, 2002. As market interest rates fell during the nine months ended June 30, 2002, many of the Company's callable investment securities were called by the issuers. During the nine months ended June 30, 2002, we received $44.7 million in proceeds from sales, maturities and issuer calls of investment securities available for sale. We reinvested $78.1 in investment securities available for sale during this time period.

     Loans receivable, net decreased by $7.1 million, or 3.2%, from $222.3 million at September 30, 2001 to $215.2 million at June 30, 2002, and loans held for sale decreased $2.1 million from $3.3 million at September 30, 2001 to $1.2 million at June 30, 2002. During the nine months ended June 30, 2002, our mortgage originations, sales and prepayments were at record levels. The attractive mortgage rate environment encouraged many borrowers to take advantage of this opportunity to refinance their existing mortgage loans at lower interest rates. We sold these longer term, lower rate mortgage loans to limit our interest rate risk. The decrease in the loans held for sale resulted from timing differences in the funding of loan sales. We sold $49.3 million in fixed rate mortgage loans during the nine months ended June 30, 2002 compared to $37.5 million for the nine months ended June 30, 2001. We continue to emphasize commercial, commercial real estate, consumer loans and equity lines of credit that carry variable rates and/or short term maturities. At June 30, 2002, commercial, construction and commercial real estate loans totaled $118.2 million and account for 53.9% of gross loans compared to $110.6 million and 48.9% at September 30, 2001. One to four family residential loans at June 30, 2002 totaled $72.6 million or 33.2% of gross loans compared to $86.9 million or 38.5% at September 30, 2001.

     Deposits increased $10.8 million from $248.4 million at September 30, 2001 to $259.2 million at June 30, 2002. Certificates of deposit at June 30, 2002 totaled $160.8 million or 62.0% of total deposits. At September 30, 2001, certificates of deposit totaled $159.7 million or 64.3% of total deposits. We continue to emphasize transaction accounts, which generally carry lower interest rates than certificates of deposit. Transaction accounts increased $7.2 million or 11.5% from $62.6 million at September 30, 2001 to $69.8 million at June 30, 2002.

     Stockholders' equity increased by $3.1 million from $63.6 million at September 30, 2001 to $66.7 million at June 30, 2002 as a result of net income of $2.8 million, release of ESOP shares of $500,000, and vesting of MRP shares of $518,000. These increases were offset by cash dividends declared of $721,000 and a decrease in unrealized losses on available for sale securities of $32,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2002 AND
2001

     Net Income. We recorded net income of $986,000 for the quarter ended June 30, 2002, as compared to $893,000 for the quarter ended June 30, 2001, representing an increase of $93,000, or 10.4%. For the three months ended June 30, 2002 basic and diluted earnings per share were $0.32 and $0.31, respectively. The Company reported basic and diluted earnings per share for the quarter ended June 30, 2001 of $0.29 and $0.28 per share, respectively. The increase in net income resulted primarily from increased net interest income and decreased operating expenses which were offset partially by decreased other income and increased income taxes.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, for the three months ended June 30, 2002 was $3.2 million, an increase of $160,000 compared to the same quarter in the prior year. This increase reflects a $1.1 million decrease in interest income that was more than offset by the $1.2 million decrease in total interest expense. The average net interest margin decreased 13 basis points from 3.76% for the three months ended June 30, 2001 to 3.89% for the quarter ended June 30, 2002.

     Interest Income. The decrease in interest income for the three months ended June 30, 2002 resulted from an increase of $6.4 million in average interest-earning assets compared to the same quarter in the prior year which was more than offset by a decrease in yield on interest-earning assets of 1.46% from 7.48% for the three months ended June 30, 2001 to 6.02% for the three months ended June 30, 2002. The increased volume of average interest-earning assets increased interest income by approximately $120,000 and the decreased yield decreased interest income by approximately $1.2 million. Average loans outstanding decreased $13.9 million coupled with a decrease in average interest-bearing overnight funds of $7.5 million were offset by an increase in average investment securities of $27.9 million. We experienced unusually heavy mortgage loan prepayments during the nine months ended June 30, 2002 as borrowers took advantage of the attractive mortgage rates and refinanced their existing mortgage loans. During this time we invested the loan prepayments and excess overnight funds into investment securities.

     Interest Expense. Interest expense decreased in the three months ended June 30, 2002 which resulted from an increase in average interest-bearing liabilities of $2.4 million and a decrease in the cost of interest-bearing liabilities of 1.89% from 4.50% for the three months ended June 30, 2001 to 2.61% for the three months ended June 30, 2002. Average deposits increased by $805,000 while average FHLB advances increased $1.6 million for the three months ended June 30, 2002 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $27,000 while the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $1.3 million.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

                                                        THREE MONTHS ENDED                        THREE MONTHS ENDED
                                                           JUNE 30, 2002                             JUNE 30, 2001
                                                                           DOLLARS IN THOUSANDS

                                                 AVERAGE                     YIELD/      AVERAGE                    YIELD/
                                                 BALANCE        INTEREST     COST        BALANCE      INTEREST      COST
Assets:
Loans receivable (1)                               $214,339    $3,492        6.52%       $228,239    $4,625        8.11%
Investment securities (2)                           101,822     1,413        5.55          73,962     1,182        6.39
Interest-bearing overnight deposits                  13,174        50        1.51          20,710       230        4.45
                                                   --------    ------       -----        --------    ------       -----
  Total interest-earning assets (4)                 329,335     4,955        6.02         322,911     6,037        7.48
Non interest-earning assets                          22,601                                23,327
                                                   --------                              --------
  Total assets                                     $351,936                              $346,238
                                                   ========                              ========

Liabilities and stockholders' equity:
Interest bearing checking                            32,836        38        0.47          30,265        84        1.11
Money market investment accounts                     26,232        83        1.26          21,186       179        3.38
Passbook and statement savings                       28,457       102        1.44          26,486       143        2.16
Certificates of deposit                             159,727     1,252        3.14         168,510     2,319        5.50
FHLB advances                                        21,593       281        5.20          20,000       273        5.45
                                                   --------    ------       -----        --------    ------       -----
  Total interest-bearing liabilities                268,845     1,756        2.61         266,447     2,998        4.50
Non interest-bearing liabilities                     17,450                                18,040
                                                   --------                              --------
  Total liabilities                                 286,295                               284,487
Stockholders' equity                                 65,641                                61,751
                                                   --------                              --------
  Total liabilities and stockholders' equity       $351,936                              $346,238
                                                   ========                              ========

Net interest income                                            $3,199                                $3,039
                                                               ======                                ======
Interest rate spread                                                        3.41%                                 2.98%
Net interest margin (3)                                                     3.89%                                 3.76%
Ratio of average interest-earning assets                                  122.50%                               121.19%

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.
(4) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $60,000 for both the three months ended June 30, 2002 and 2001. The provision for loan losses was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses. The effects of this continued shift in the portfolio were offset to a certain degree in 2002 by a decrease in total loans. See also "Asset Quality."

     Other Income. Other income decreased $292,000, or 34.0%, from $860,000 for the quarter ended June 30, 2001 to $568,000 for the quarter ended June 30, 2002. Mortgage banking income, net decreased $183,000 from $338,000 for the quarter ended June 30, 2001 to $155,000 for the quarter ended June 30, 2002. The decrease in mortgage banking income resulted from a decreased volume of loan originations and sales. During the quarter ended June 30, 2002, we sold fixed-rate mortgage loans held for sale of $7.2 million compared with sales of $19.8 million in the prior year. Commissions from sales of annuities and mutual funds decreased $109,000 from $240,000 for the quarter ended June 30, 2001 to $131,000 for the quarter ended June 30, 2002. The decrease is the result of decreased sales of annuity and mutual funds. Sales of annuity and mutual funds totaled $3.0 million for the quarter ended June 30, 2002 compared with sales of $4.9 million for the quarter ended June 30, 2001.

     Operating Expenses. Total operating expenses were $2.2 million for the quarters ended June 30, 2002, a decrease of $270,000 from the $2.4 million for the quarter ended June 30, 2001. Compensation and related benefits expense decreased $104,000, or 6.4% from $1.6 million for the quarter ended June 30, 2001 to $1.5 million for the quarter ended June 30, 2002. Of this decrease $68,000 was related to lower MRP expense in the quarter ended June 30, 2002 as the final vesting date for the MRPs was June 6, 2002. Also contributing to lower compensation expense was a decrease in incentives paid related to the lower volume of mortgage originations and decreased annuity and mutual fund sales during the quarter ended June 30, 2002 as compared with the quarter ended June 30, 2001. During the quarter ended June 30, 2002, the Company recognized net income from real estate operations of $24,000 compared to the net losses from real estate operations of $30,000 that were expensed during the quarter ended June 30, 2001. Other operating expenses were $365,000 for the quarter ended June 30, 2002, a decrease of $90,000 from the $455,000 for the quarter ended June 30, 2001. Expenses for the quarter ended June 30, 2001 included expenses necessary for the installation of the Bank's check imaging system.

     Income Tax Expense. Income tax expense increased $45,000 from tax expense of $497,000 for the quarter ended June 30, 2001 to $542,000 for the quarter ended June 30, 2002. The increase resulted from a $138,000 increase in income before income taxes. The effective tax rates were 35.5% and 35.8% for the quarters ended June 30, 2002 and 2001, respectively.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

     Net Income. We recorded net income of $2.8 million for the nine months ended June 30, 2002, an increase of $186,000 over the $2.6 million reported in the nine months ended June 30, 2001. For the nine months ended June 30, 2002, basic and diluted earnings per share were $0.91 and $0.87, respectively. The Company reported basic and diluted earnings per share for the nine months ended June 30, 2001 of $0.85 and $0.81, respectively. The increase in net income resulted primarily from increased other income and decreased operating expenses which was partially offset by decreased net interest income and increased income taxes. The decline in the net interest income resulted primarily from the interest rate cuts by the Federal Reserve during calendar 2001. The rate cuts caused a greater reduction in the interest income than in interest expense for the nine months ended June 30, 2002.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $236,000 or 2.6% for the nine months ended June 30, 2002, compared to the same nine months in the prior year. This decrease reflects a $3.7 million decrease in interest income that was partially offset by the $3.5 million decrease in total interest expense. The average net interest margin decreased 14 basis points from 3.81% for the nine months ended June 30, 2001 to 3.67% for the nine months ended June 30, 2002.

     Interest Income. The decrease in interest income for the nine months ended June 30, 2002 was due to a decrease in yield on interest-earning assets of 1.62% from 7.77% for the nine months ended June 30, 2001 to 6.15% for the nine months ended June 30, 2002 that was partially offset by an increase of $4.3 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $250,000 and the decreased yield decreased interest income by approximately $4.0 million. Average investment securities increased interest-earning assets by $18.6 million for the nine months compared to the prior year. These increases were offset in part by a decrease in average loans outstanding of $12.7 million and a decrease in interest-bearing overnight deposits of $1.6 million. We experienced unusually heavy mortgage loan prepayments during the nine months ended June 30, 2002 as borrowers took advantage of the attractive mortgage rates and refinanced their existing mortgage loans. During this time we invested the loan prepayments into investment securities.

     Interest Expense. Interest expense decreased in the nine months ended June 30, 2002 due to a decrease in average interest-bearing liabilities of $1.8 million and a decrease in the cost of interest-bearing liabilities of 1.71% from 4.76% for the nine months ended June 30, 2001 to 3.05% for the nine months ended June 30, 2002. Average deposits decreased by $2.8 million while average FHLB advances increased $1.0 million for the nine months ended June 30, 2002 compared to the same nine months in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $64,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $3.4 million.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

                                                         NINE MONTHS ENDED                        NINE MONTHS ENDED
                                                           JUNE 30, 2002                             JUNE 30, 2001
                                                                           DOLLARS IN THOUSANDS

                                                   AVERAGE                   YIELD/      AVERAGE                    YIELD/
                                                   BALANCE      INTEREST     COST        BALANCE      INTEREST      COST
Assets:
Loans receivable (5)                               $217,934   $10,891       6.66%        $230,603   $14,642           8.47%
Investment securities (6)                            94,589     3,993        5.63          76,001     3,517           6.17
Interest-bearing overnight deposits                  14,097       191        1.81          15,722       629           5.33
                                                   --------   -------      ------        --------   -------         ------
  Total interest-earning assets (8)                 326,620    15,075        6.15         322,326    18,788           7.77
Non interest-earning assets                          22,270                                23,755
                                                   --------                              --------
  Total assets                                     $348,890                              $346,081
                                                   ========                              ========

Liabilities and stockholders' equity
Interest bearing checking                            31,658       115        0.48          30,172       338           1.49
Money market investment accounts                     27,504       288        1.39          20,507       630           4.10
Passbook and statement savings                       27,232       316        1.55          26,694       460           2.30
Certificates of deposit                             157,852     4,530        3.83         169,661     7,287           5.73
FHLB advances                                        21,697       842        5.18          20,699       853           5.49
                                                   --------    ------       -----        --------    ------         ------
  Total interest-earning liabilities                265,943     6,091        3.05         267,733     9,568           4.76
Non interest-earning liabilities                     18,176                                17,675
                                                     ------                                ------
  Total liabilities                                 284,120                               285,408
Stockholders' equity                                 64,771                                60,673
                                                   --------                              --------
  Total liabilities and stockholders' equity       $348,890                              $346,081
                                                   ========                              ========

Net interest income                                            $8,984                                $9,220
                                                               ======                                ======
Interest rate spread                                                        3.10%                                     3.01%
Net interest margin (7)                                                     3.67%                                     3.81%
Ratio of average interest-earning assets                                  122.82%                                   120.39%

(5) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(6)  Includes FHLB of Atlanta stock.
(7) Represents net interest income divided by the average balance of interest-earning assets.
(8) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $180,000 for both the nine months ended June 30, 2002 and 2001. The provision for loan losses was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses. The effects of this continued shift in the portfolio were offset to a certain degree in 2002 by a decrease in total loans. See also "Asset Quality."

     Other Income. Other income increased $376,000, or 20.4%, from $1.8 million for the nine months ended June 30, 2001 to $2.2 million for the nine months ended June 30, 2002. Mortgage banking income, net increased $263,000 from $658,000 for the nine months ended June 30, 2001 to $921,000 for the nine months ended June 30, 2002. During the nine months ended June 30, 2002, we sold fixed-rate mortgage loans held for sale of $49.3 million compared with sales of $37.5 million during the nine months ended June 30, 2001. Customer service fees increased $153,000, or 29.3% from $522,000 for the nine months ended June 30, 2001 to $675,000 for the nine months ended June 30, 2002. This increase results primarily from growth in the number of transaction accounts and increased service charges. Gains on sales of investment securities of $47,000 were recognized during the nine months ended June 30, 2002 that were not present in the prior year. Commissions from the sales of annuities and mutual funds decreased $108,000 from $459,000 for the nine months ended June 30, 2001 to $351,000 for the nine months ended June 30, 2002. This decrease was the result of diminished sales of annuities and mutual funds. Sales of these non-insured products were $6.5 million for the nine months ended June 30, 2002, a decrease of $1.5 million from the $8.0 million sold in the same period in the prior year.

     Operating Expenses. Total operating expenses were $6.7 million for the nine months ended June 30, 2002, a decrease of $212,000, or 3.1% over the $6.9 million recorded for the nine months ended June 30, 2001. Compensation and related benefits expense increased $71,000 from $4.6 million for the nine months ended June 30, 2001 to $4.7 million for the nine months ended June 30, 2002. This increase resulted from increased salary and benefit costs as well as an increase in number of employees. The Company recognized income from real estate operations of $56,000 during the nine months ended June 30, 2002 compared to expenses of $36,000 in the same period in the prior year. Other operating expenses decreased $173,000 from $1.3 million for the nine months ended June 30, 2001 to $1.1 million for the nine months ended June 30, 2002.

     Income Tax Expense. Income tax expense increased $166,000 from tax expense of $1.4 million for the nine months ended June 30, 2001 to $1.6 million for the nine months ended June 30, 2002. The increase resulted from a $352,000 increase in income before income taxes. The effective tax rates were 36.5% and 35.5% for the nine months ended June 30, 2002 and 2001, respectively. The increase in the effective tax rate was primarily due to an increase in non-deductible expenses over the prior period.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                             June 30, 2002    September 30, 2001
                                                             -------------    ------------------
                                                                 (dollars in thousands)
Commitments to originate new loans                              5,537              9,119
Commitments to originate new loans held for sale                 --                  241
Unfunded commitments to extend credit under existing
     equity line and commercial lines of credit                70,316             56,907
Commercial letters of credit                                      425                256
Commitments to sell loans held for sale                         1,143              2,157

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At June 30, 2002, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of June 30, 2002

                                                                   Payments due by period
                                                                   ----------------------
                                                                  (Dollars in thousands)
                                      Less than
                                       1 year           1-3 years         4-5 years        Over 5 years        Total
                                    ------------        ---------         ---------        ------------        -----
Deposits                             $  230,914            19,986            8,347                --          259,247
Long-term borrowings                         --                --               --            20,000           20,000
Lease obligations                            19                56               42                38              155
                                    -----------         ---------           ------           -------         --------
Total contractual cash
    obligations                     $   230,933            20,042            8,389            20,038          279,402
                                    ===========         =========           ======           =======         ========

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

ASSET QUALITY

At June 30, 2002, the Company had approximately $6.0 million in non-performing assets (nonaccrual loans and real estate owned) or 1.69% of total assets. At September 30, 2001, non-performing assets were $2.9 million or 0.85% of total assets. At June 30, 2002 and September 30, 2001, impaired loans totaled $3.7 million and $2.5 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at June 30, 2002 result from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At September 30, 2001, the impaired loans resulted from real estate loans secured by commercial real estate in Alamance County owned by two unrelated commercial loan customers. At June 30, 2002, $3.3 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $160,000. At September 30, 2001, $433,000 of impaired loans was on nonaccrual status, and their related reserve for losses totaled $45,000. There was no impact on the provision as management had already anticipated the loans' performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $3.7 million and $3.8 million during the three and nine months ended June 30, 2002, respectively. Interest income of $50,000 and $146,000 has been recorded on impaired loans in the three and nine months ended June 30, 2002, respectively. The Bank's net chargeoffs for the three and nine months ended June 30, 2002 were $0 and $91,000, respectively. The Bank's allowance for loan losses was $3.7 million at June 30, 2002 and $3.6 million at September 30, 2001. As a result of our continued shift toward commercial, construction, consumer and home equity loans, the recent decrease in residential mortgage loans, the increase in non-performing loans as a percentage of total loans as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to 1.69% at June 30, 2002 compared to 1.60% at September 30, 2001.

     The following table presents an analysis of our nonperforming assets:

                                                           At                      At                      At
                                                        June 30,              September 30,             June 30,
                                                          2002                    2001                    2001
                                                          ----                    ----                    ----
Nonperforming loans:
Nonaccrual loans                                        $3,728                 $     878               $   1,112
Loans 90 days past due and accruing                         --                        --                      --
Restructured loans                                          --                        --                      --
                                                        ------                 ---------               ---------
Total nonperforming loans                                3,728                       878                   1,112
Other real estate                                        2,226                     1,981                   1,981
                                                        ------                 ---------               ---------
Total nonperforming assets                              $5,954                 $   2,859               $   3,093
                                                        ======                 =========               =========
Nonperforming loans to loans receivable, net              1.73%                     0.39%                   0.50%
Nonperforming assets as a percentage
 of loans and other real estate owned                     2.74%                     1.27%                   1.38%
Nonperforming assets to total assets                      1.69%                     0.85%                   0.89%

Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2002, we had $5.6 million in classified assets consisting of $3.4 million in substandard and loss loans and $2.2 million in real estate owned. At September 30, 2001, we had $3.6 million in substandard assets consisting of $1.6 million in loans and $2.0 million in real estate owned.

In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At June 30, 2002, we have identified approximately $2.3 million in assets classified as special mention and $31.3 million as watch.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2002, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and cash equivalents totaled $19.9 million. We have other sources of liquidity should we need additional funds. During the three and nine months ended June 30, 2002, we sold loans totaling $7.2 million and $49.3 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $90 million at June 30, 2002.

     We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2002, we had $5.5 million in commitments to originate new loans, $70.3 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $425,000 in standby letters of credit. At June 30, 2002, certificates of deposit, which are scheduled to mature within one year, totaled $132.5 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2002 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At June 30, 2002, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at June 30, 2002 was 18.9%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.08 for each of the quarters in fiscal 2002 and fiscal 2001. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended June 30, 2002, September 30, 2001 and June 30, 2001 was 25.8%, 32.0% and 28.6%, respectively.

ACCOUNTING ISSUES

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (Statement 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (Statement 142), "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. For the periods presented herein, the Company had no goodwill and had no intangible assets related to deposit and branch purchase acquisitions.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144. Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), it retains many of the fundamental provisions of SFAS No. 121.

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

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (Statement 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, Accounting for Asset Retirement Obligations. A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The impact of adoption on the Company is not known at this time.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits.
     --------

     99   Certification

(b.) Reports on Form 8-K. During the quarter ended June 30, 2002, the registrant
     -------------------
     did not file any current reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     1ST STATE BANCORP, INC.


                                    /s/ James C. McGill
                                    --------------------------------------------
Date:  August 14, 2002              James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ A. Christine Baker
                                    --------------------------------------------
Date:  August 14, 2002              A. Christine Baker
                                    Executive Vice President
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)