Form 10-K
period 2002-09-30
1ST STATE BANCORP INC
filed 2002-12-30
CIK 1074078

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            _________________________
                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
For the fiscal year ended September 30, 2002
                                       OR
[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes       No X
                                         ----    ----

     As of December 20, 2002, the aggregate market value of the 1,470,732 shares of Common Stock of the registrant issued and outstanding held by non-affiliates on such date was approximately $35.3 million based on the closing sale price of $24.00 per share of the registrant's Common Stock as listed on the Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     Number of shares of Common  Stock  outstanding  as of  December  20,  2002:
2,999,682

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2002. (Parts II and IV)
     2. Portions of Proxy Statement for 2003 Annual Meeting of Stockholders. (Part III)

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

MARKET AREA

     We conduct most of our business in Alamance County in north central North Carolina, located on the Interstate 85 corridor between the Piedmont Triad and Research Triangle. Historically, the Alamance County economy has been heavily dependent on the textile industry. During the past 20 years, the economy has diversified to some extent, with increasing employment in the areas of insurance, banking, manufacturing and services. Major employers in the area include LabCorp, Burlington Industries, Alamance - Burlington Schools, Glen Raven Mills. Great American Knitting, Culp, Elon University and Alamance Health Services. Nevertheless, the economy in Alamance County continues to be heavily dependent on the textile industry.

LENDING ACTIVITIES

     Loan Portfolio Composition. At September 30, 2002, our gross loan portfolio totaled $238.3 million and represented 68.0% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2002, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report to Stockholders for the fiscal year ended September 30, 2002 (the "Annual Report").

                                                                  At September 30,
                                            -----------------------------------------------------------------
                                                     2002                  2001                   2000
                                            -------------------   -------------------     -------------------
                                              Amount        %      Amount         %        Amount         %
                                              ------      -----    ------       -----      ------       -----
                                                                 (Dollars in thousands)
Real estate loans:
  Single-family residential...............  $  66,708     28.00%  $  86,886     37.33%    $  97,989     41.27%
  Commercial..............................     34,431     14.45      40,957     17.60        46,525     19.59
  Home equity.............................     24,878     10.44      22,167      9.52        21,225      8.94
  Construction............................     33,080     13.88      19,230      8.26        21,991      9.26
                                            ---------    ------   ---------    ------     ---------    ------
      Total real estate loans.............    159,097     66.77     169,240     72.71       187,730     79.06
Commercial................................     72,061     30.24      56,938     24.46        42,949     18.09
Consumer..................................      7,117      2.99       6,583      2.83         6,782      2.85
                                            ---------    ------   ---------    ------     ---------    ------
                                              238,275    100.00%    232,761    100.00%      237,461    100.00%
                                            ---------    ======   ---------    ======     ---------    ======
Less:
  Construction loans in process...........    (14,273)               (6,573)                 (9,972)
  Deferred fees and discounts.............       (223)                 (291)                   (358)
  Allowance for loan losses...............     (3,732)               (3,612)                 (3,536)
                                            ---------             ---------               ---------
    Total.................................  $ 220,047             $ 222,285               $ 223,595
                                            =========             =========               =========


                                                            At September 30,
                                                 ----------------------------------------
                                                         1999                  1998
                                                 -----------------    -------------------
                                                  Amount       %       Amount         %
                                                  ------     -----     ------       -----

Real estate loans:
  Single-family residential...............       $ 90,883    44.06%   $ 100,891     48.84%
  Commercial..............................         40,816    19.79       38,763     18.76
  Home equity.............................         18,888     9.16       16,877      8.17
  Construction............................         16,496     8.00       18,572      8.99
                                                 --------   ------    ---------    ------
      Total real estate loans.............        167,083    81.01      175,103     84.76
Commercial................................         32,502    15.76       25,190     12.19
Consumer..................................          6,658     3.23        6,310      3.05
                                                 --------   ------    ---------    ------
                                                  206,243   100.00%     206,603    100.00%
                                                 --------   ======    ---------    ======
Less:
  Construction loans in process...........         (7,289)               (6,446)
  Deferred fees and discounts.............           (208)                 (147)
  Allowance for loan losses...............         (3,454)               (3,228)
                                                 --------             ---------
    Total.................................       $195,292             $ 196,782
                                                 ========             =========

     Loan Maturity Schedule. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

                                                            Due After 1
                                       Due During              Through                Due After
                                     the Year Ending        5 Years After           5 Years After
                                   September 30, 2003    September 30, 2002      September 30, 2002         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family residential.........  $     3,697             $     6,336             $    56,675         $   66,708
  Commercial........................        7,698                  11,910                  14,823             34,431
  Home equity.......................          358                   2,920                  21,600             24,878
  Construction......................       10,595                   8,212                      --             18,807
Commercial..........................       27,617                  28,197                  16,247             72,061
Consumer............................        3,096                   3,905                     116              7,117
                                      -----------             -----------             -----------         ----------
    Total...........................  $    53,061             $    61,480             $   109,461         $  224,002
                                      ===========             ===========             ===========         ==========

     The following table sets forth at September 30, 2002, the dollar amount of all loans due one year or more after September 30, 2002 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     Predetermined         Floating or
                                                         Rate            Adjustable Rates     Total
                                                     -------------       ----------------  ---------
                                                                        (In thousands)
Real estate loans:
  Single-family residential........................  $    37,023          $   25,988       $  63,011
  Commercial.......................................       10,618              16,115          26,733
  Home equity......................................          165              24,355          24,520
  Construction.....................................          143               8,069           8,212
Commercial.........................................       12,485              31,959          44,444
Consumer ..........................................        3,548                 473           4,021
                                                     -----------          ----------       ---------
    Total..........................................  $    63,982          $  106,959       $ 170,941
                                                     ===========          ==========       =========

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

     The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                                                       Year Ended September 30,
                                                               -------------------------------------------------
                                                                   2002              2001               2000
                                                                   ----              ----               ----
                                                                                (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential.................................  $   69,434          $  54,284          $  27,124
    Commercial................................................      17,613              4,735              8,105
    Home equity...............................................      15,989             11,855              8,738
    Construction..............................................      23,565             13,393             12,383
                                                                ----------          ---------          ---------
     Total real estate loans..................................     126,601             84,267             56,350
  Commercial..................................................      26,398             36,147             28,257
  Consumer....................................................       7,310              6,918              6,457
                                                                ----------          ---------          ---------
      Total loans originated..................................  $  160,309          $ 127,332          $  91,064
                                                                ==========          =========          =========
Loans purchased:
  Real estate loans...........................................  $      100          $     345          $      80
  Other loans.................................................          --                 --                  6
                                                                ----------          ---------          ---------
     Total loans purchased....................................  $      100          $     345          $      86
                                                                ==========          =========          =========
Loans sold: (1)...............................................  $   62,712          $  47,936          $  18,696
                                                                ==========          =========          =========

__________________
(1)  All loans sold were whole loans.

     We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2002, 2001 and 2000, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

     In recent years, and particularly during the years ended September 30, 2002 and 2001, we have sold an increasing amount of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2002, 2001 and 2000, we sold $62.7 million, $48.2 million and $19.0 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

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

     We are permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, our policy generally is to obtain private mortgage insurance at the borrower's expense on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. We generally limit the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. We limit the loan-to-value ratio on multi-family residential real estate loans to 80%.

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

     Under these limits, our loans to one borrower were limited to $8.6 million at September 30, 2002. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2002, our ten largest lending relationships ranged in size from $2.4 million to $6.1 million.

     Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family, residential real estate loans in our market area. At September 30, 2002, single-family, residential mortgage loans, excluding home equity loans, totaled $66.7 million, or 28.0% of our gross loan portfolio.

     We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2002, $39.5 million, or 16.6%, of our gross loan portfolio was comprised of fixed-rate, single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

     We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2002, $27.2 million, or 40.8%, of our single-family residential mortgage loans were adjustable-rate loans.

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

     Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $3.1 million. At September 30, 2002, our commercial real estate loans totaled $34.4 million, which amounted to 14.4%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

     Home Equity Loans. At September 30, 2002, we had approximately $24.9 million in home equity line of credit loans, representing approximately 10.4% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security.

     Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. At September 30, 2002, $33.1 million, or 13.9%, of our gross loan portfolio consisted of construction loans.

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

     We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2002, speculative construction loans amounted to $11.0 million or 4.6% of our gross loan portfolio. At September 30, 2002, the largest exposure to one borrower for speculative construction was $2.8 million. Interest rates on residential construction loans to builders are typically set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

     Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, and adjust with changes in our prime rate, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

     We make acquisition and development loans at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At
September 30, 2002, $9.2 million of our gross loan portfolio consisted of acquisition and development loans. We had 21 such loans. All acquisition and development loans were performing in accordance with their terms at such date.

     Prior to making a commitment to fund a construction loan, we require an appraisal of the property by appraisers approved by our board of directors. We also review and inspect each project at the commencement of construction and periodically during the term of the construction loan. We may charge a construction fee and/or an inspection fee on construction loans. Advances are made on a percentage of completion basis.

     We consider construction financing generally to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet our requirements of putting up additional funds to cover extra costs or change orders, then we will demand that the loan be paid off and, if necessary, institute foreclosure proceedings or refinance the loan. If the estimate of value proves to be inaccurate, the collateral may not have sufficient value to assure full repayment. We have sought to minimize this risk by limiting construction lending to borrowers based in Alamance County who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to our permanent mortgage loan financing for the subject property. On loans to builders, we work only with selected builders with whom we have experience and carefully monitor the creditworthiness of the builders.

     Commercial Lending. We originate commercial loans to small and medium-sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2002, commercial loans totaled $72.1 million, or 30.3%, of our gross loan portfolio.

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

     Consumer Lending. In recent years, we have gradually increased our portfolio of consumer loans. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2002, our consumer loans totaled $7.1 million, or 2.98%, of our gross loan portfolio.

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

     Loan Fees and Servicing. We receive fees in connection with late payments and for miscellaneous services related to our loans and deposits. We also charge fees in connection with loan originations. These fees can consist of origination, discount, application, construction and/or commitment fees, depending on the type of loan. We generally do not service loans for others except for mortgage loans we originate and sell with servicing retained. Mortgage servicing rights were $370,000 and $209,000 at September 30, 2002 and 2001, respectively. See Note 1 of Notes to Consolidated Financial Statements.

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

                                                                          At September 30,
                                                        --------------------------------------------------------
                                                         2002         2001        2000         1999        1998
                                                        --------    --------    --------    --------    --------
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)........   $  4,204    $    878    $  2,893    $    366    $    263
                                                        ========    ========    ========    ========    ========
Accruing loans which are contractually past due
  90 days or more ...................................   $   --      $   --      $   --      $   --      $   --
                                                        ========    ========    ========    ========    ========
    Total nonperforming loans .......................   $  4,204    $    878    $  2,893    $    366    $    263
                                                        ========    ========    ========    ========    ========
Total loans .........................................   $223,779    $225,897    $227,131    $198,746    $200,010
                                                        ========    ========    ========    ========    ========
Percentage of total loans ...........................       1.88%       0.39%       1.27%       0.18%       0.13%
                                                        ========    ========    ========    ========    ========
Other nonperforming assets (2) ......................   $    183    $  1,981    $   --      $   --      $   --
                                                        ========    ========    ========    ========    ========
Loans modified in troubled debt restructuring........   $   --      $   --      $   --      $   --      $   --
                                                        ========    ========    ========    ========    ========

_________
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets consist of property acquired through foreclosure or repossession.

     During the year ended September 30, 2002, gross interest income of $271,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2002 amounted to $207,000.

     At September 30, 2002 there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See "-- Classified Assets" for information regarding classified assets.

     At September 30, 2002, we had $4.2 million of nonaccrual loans, which consisted of eight one-to-four family mortgage loans, thirteen commercial and commercial real estate loans and one consumer loan. At September 30, 2002, real estate owned totaled $183,000. Real estate owned consists of two duplexes in Burlington, North Carolina. The Bank has listed the real estate owned properties for sale with a local realtor.

     At September 30, 2002, we had impaired loans with two unrelated borrowers of $3.7 million of which all were on nonaccrual status. The related allowance for loan losses on these loans was $160,000 The average carrying value of impaired loans was $3.5 million for the year ended September 30, 2002. These loans are primarily secured by business assets and real estate properties in Alamance County.

     Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three regulatory classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a financial institution must either establish a specific allowance for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2002, we had $5.1 million in classified assets, consisting of $4.9 million in substandard loans and $183,000 in other real estate owned.

     In addition to regulatory classifications, we also classify as special mention and watch assets that are currently performing in accordance with their contractual terms but may be classified or become nonperforming assets in the future. At September 30, 2002, we have identified approximately $723,000 in assets classified as special mention and $32.4 million as watch.

     Allowance for Loan Losses. We maintain the allowance for loan losses at a level we believe to be adequate to absorb probable losses in the portfolio. Our determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income.

     Although we believe we use the best information available to make determinations with respect to the allowance for loan losses and believe such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. We anticipate that our allowance for loan losses will increase in the future as we implement the board of directors' strategy of continuing existing lines of business while gradually expanding commercial and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

     We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $121,000 and recoveries were $1,000 for the year ended September 30, 2002 compared with a provision of $240,000, charge-offs of $168,000 and recoveries of $4,000 for the year ended September 30, 2001.

     The allowance for loan losses was $3.7 million at September 30, 2002 and $3.6 million at September 30, 2001 which we think is adequate to absorb probable losses in the loan portfolio. As a result of our continued shift toward higher risk commercial, consumer and home equity loans as well as the continued recession in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.67% at September 30, 2002 compared to 1.60% at September 30, 2001. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

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

     We have our own allowance for loan loss model which is similar to the FDIC model, but uses different factors and assumptions to arrive at an estimate of the allowance for loan losses under accounting principles generally accepted in the United States of America. Our model indicated that the allowance for loan losses was adequate at September 30, 2002.

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                    Year Ended September 30,
                                                -------------------------------------------------------------
                                                  2002           2001         2000         1999        1998
                                                ---------   ---------    ---------    ---------   ---------
                                                                      (Dollars in thousands)

Balance at beginning of period...............   $   3,612   $   3,536    $   3,454    $   3,228   $   2,754
                                                ---------   ---------    ---------    ---------   ---------
Loans charged off:
   Commercial real estate....................          --         125           --           --          --
   1-4 family residential....................          85          19          159           --          --
   Consumer..................................          36          24            5           23           4
                                                ---------   ---------    ---------    ---------   ---------
      Total..................................         121         168          164           23           4

Recoveries...................................           1           4            6            4           1
                                                ---------   ---------    ---------    ---------   ---------
Net loans charged off........................         120         164          158           19           3
                                                ---------   ---------    ---------    ---------   ---------
Provision for loan losses....................         240         240          240          245         477
                                                ---------   ---------    ---------    ---------   ---------
Balance at end of period.....................   $   3,732   $   3,612    $   3,536    $   3,454   $   3,228
                                                =========   =========    =========    =========   =========
Average loans outstanding....................   $ 219,071   $ 229,058    $ 219,381    $ 198,603   $ 199,203
                                                =========   =========    =========    =========   =========
Ratio of net loans charged off to average
  loans outstanding during the period........      0.0548%     0.0716%      0.0720%      0.0096%     0.0015%
                                                =========   =========    =========    =========   =========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                At September 30,
                                         -----------------------------------------------------------------
                                               2002                  2001                 2000
                                         --------------------   -------------------   --------------------
                                                   Percent of            Percent of             Percent of
                                                    Loans in             Loans in               Loans in
                                                  Category to           Category to            Category to
                                          Amount  Total Loans   Amount  Total Loans   Amount   Total Loans
                                         -------  -----------   ------  -----------   ------   -----------
                                                              (Dollars in thousands)
Real estate mortgage:
  Single-family residential.............  $   240     28.00%   $   253     37.33%    $   320     41.27%
  Commercial............................    1,054     14.45        932     17.60       1,084     19.59
  Home equity...........................      128     10.44        131      9.52         179      8.94
  Construction..........................      348     13.88        231      8.26         213      9.26
Commercial..............................    1,838     30.24      1,970     24.46       1,616     18.09
Consumer................................      124      2.99         95      2.83         124      2.85
                                          -------    ------    -------    ------     -------    ------
    Total allowance for loan losses.....  $ 3,732    100.00%   $ 3,612    100.00%    $ 3,536    100.00%
                                          =======    ======    =======    ======     =======    ======

                                                     At September 30,
                                          -------------------------------------------
                                               1999                     1998
                                          ---------------------   -------------------
                                                    Percent of            Percent of
                                                     Loans in              Loans in
                                                    Category to           Category to
                                          Amount    Total Loans   Amount  Total Loans
                                          ------    -----------   ------  -----------
                                                  (Dollars in thousands)
Real estate mortgage:
  Single-family residential.............  $   559       44.06%   $  400    48.84%
  Commercial............................      934       19.79       898    18.76
  Home equity...........................      244        9.16       319     8.17
  Construction..........................      275        8.00       458     8.99
Commercial..............................    1,273       15.76       815    12.19
Consumer................................      169        3.23       338     3.05
                                          -------      ------   -------   ------
    Total allowance for loan losses.....  $ 3,454      100.00%  $ 3,228   100.00%
                                          =======      ======   =======   ======

INVESTMENT ACTIVITIES

     General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the FHLB, mortgage-backed securities issued by Federal National Mortgage Association, the Government National Mortgage Association and Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2002, the amortized cost of our investment securities portfolio amounted to $88.3 million, which included $85.6 million of U.S. Government and agency securities, $2.7 million of North Carolina municipal bonds, and $14,000 of collateralized mortgage obligations ("CMOs"). At that date, we had an unrealized gain of $827,000, net of deferred taxes, with respect to our investment securities classified as available for sale.

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

     We had securities with an aggregate cost of $77.2 million and an approximate fair value of $78.6 million at September 30, 2002 classified as available for sale. The impact on our financial statements was an after-tax increase in stockholders' equity of approximately $827,000 as of September 30, 2002. The net unrealized gains at September 30, 2002 in our portfolio of investment securities were due to decreases in interest rates after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

     At September 30, 2002, we had $77.2 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax gains of $827,000, and $11.1 million of investment securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2002, the estimated weighted average life of our U.S. Government and agency securities was approximately 5.8 years, and the average yield on our portfolio of U.S. Government and agency securities classified as available for sale was 5.45%. In addition, at September 30, 2002, we had $1.8 million of FHLB of Atlanta stock.

     See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies.

     The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                                              At September 30,
                                                                 ---------------------------------------------
                                                                   2002              2001               2000
                                                                 ---------         ----------        ---------
                                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities......................   $  78,572         $   54,632        $   4,841
   Federal Home Loan Mortgage Corporation.....................          --                227              319
   Government National Mortgage Association...................          --                668              751
   Marketable equity securities (1)...........................          --                 --            3,841
                                                                 ---------         ----------        ---------
       Total..................................................   $  78,572         $   55,527        $   9,752
                                                                 =========         ==========        =========
Securities held to maturity:
   U.S. government and agency securities......................   $   8,430         $   10,986        $  67,179
   Municipal bonds............................................       2,670              1,164               --
   CMOs.......................................................          14                 19               53
                                                                 ---------         ----------        ---------
      Total...................................................   $  11,114         $   12,169        $  67,232
                                                                 =========         ==========        =========

___________
(1) Consists of investments in two mutual funds which were sold during fiscal 2001.

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for our investment securities at September 30, 2002.

                                      One Year or Less        One to Five Years       Five to Ten Years
                                     -----------------      --------------------    --------------------
                                     Carrying  Average      Carrying     Average    Carrying     Average
                                       Value    Yield         Value       Yield       Value       Yield
                                     --------  -------      --------     -------    --------     -------
                                                           (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $      --     --       $   18,291   5.08%      $  59,281      5.56%
                                    =========              ==========              =========

Securities held to maturity:
   U.S. government and agency
      securities..................  $   1,000    6.02      $    6,430   5.08       $   1,000      6.52
   CMOs...........................         --     --               --    --               --       --
   Municipal bonds................         --     --              502   3.50           1,711      4.17
                                    ---------              ----------              ---------
        Total.....................  $   1,000    6.02      $    6,932   4.97       $   2,711      5.04
                                    =========              ==========              =========
                                         More than Ten Years     Total Investment Portfolio
                                        ---------------------   ----------------------------
                                        Carrying      Average   Carrying    Market   Average
                                          Value         Yield    Value       Value    Yield
                                        --------      -------   --------    ------   -------
                                                    (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................     $   1,000    6.02%       $  78,572   $78,572    5.45%
                                       =========                =========   =======
Securities held to maturity:
   U.S. government and agency
      securities..................     $      --      --        $   8,430   $ 8,741    5.36
   CMOs...........................            14    2.61               14        14    2.61
   Municipal bonds................           457    4.69            2,670     2,803    4.13
                                       ---------                ---------   -------
        Total.....................     $     471    4.63        $  11,114   $11,558    5.06
                                       =========                =========   =======

DEPOSIT ACTIVITY AND OTHER SOURCES OF FUNDS

     General. Deposits are our primary source of funds for lending, investment activities and general operational purposes. In addition to deposits, we derive funds from loan principal and interest repayments, maturities of investment securities and interest payments thereon. Although loan repayments are a relatively stable source of funds, deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds, or on a longer term basis for general operational purposes. We have access to FHLB of Atlanta advances as a source of borrowings.

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

     Our deposits at September 30, 2002 consisted of the various types of programs described below.

Weighted
Average
Interest       Minimum                                                    Minimum      Balance (in    Percentage of
  Rate           Term                     Category                         Amount       Thousands)   Total Deposits
--------       -------                    --------                       ---------     -----------   --------------
  --   %       None                 Noninterest bearing accounts          $     100    $   13,527         5.19%
0.46           None                 Checking accounts                           300        32,432        12.44
1.10           None                 Passbook and statement savings
                                      accounts                                  100        29,228        11.21
1.21           None                 Money market accounts                     1,000        21,360         8.19

                                    Certificates of Deposit
                                    -----------------------

2.01           3 months             Fixed-term, fixed-rate                      500         1,141         0.44
2.24           6 months             Fixed-term, fixed-rate                      500         7,222         2.77
2.08           7 months (1)         Fixed-term, fixed-rate                    5,000        58,656        22.50
2.25           9 months             Fixed-term, fixed-rate                      500           458         0.18
2.03           10 months            Fixed-term, fixed-rate                    5,000         1,821         0.70
2.41           12 months            Fixed-term, fixed-rate                      500        23,587         9.05
2.86           15 months            Fixed-term, fixed-rate                    5,000        12,389         4.75
2.37           18 months            Floating rate individual
                                      retirement account                         50           780         0.30
3.15           18 months            Fixed-term, fixed-rate                      500         1,670         0.64
3.95           20 months            Fixed-term, fixed-rate                      500            35         2.01
3.69           21 months            Fixed-term, fixed-rate                   10,000        11,358         4.36
4.12           24 months            Fixed-term, fixed-rate                      500         5,232         2.01
4.82           30 months            Fixed-term, fixed-rate                      500         4,749         1.82
5.03           36 months            Fixed-term, fixed-rate                      500         2,802         1.07
5.04           48 months            Fixed-term, fixed-rate                      500         3,233         1.24
5.15           60 months            Fixed-term, fixed-rate                      500        16,521         6.34
1.89           7 to 365 days        Fixed-term, fixed-rate                  100,000        12,466         4.79
                                                                                       ----------       ------
                                                                                       $  260,667       100.00%
                                                                                       ==========       ======

___________
(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2002, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

     The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

                                             Balance at                            Balance at
                                           September 30,    % of      Increase    September 30,   % of       Increase
                                               2002        Deposits  (Decrease)       2001        Deposits  (Decrease)
                                           -------------   --------  ----------   -------------   --------  ----------
                                                                     (Dollars in thousands)
Noninterest bearing accounts ............   $  13,527         5.2%    $ 2,542      $ 10,985        4.42%      $ (906)
Interest bearing checking accounts ......      32,432        12.4       2,486        29,946        12.06          723
Money market accounts ...................      21,360         8.2        (271)       21,631         8.71        2,559
Passbook and statement savings accounts .      29,228        11.2       3,108        26,120        10.52          190
Certificates of deposit .................     164,120        63.0       4,432       159,688        64.29       (8,601)
                                            ---------       -----     -------      --------       ------      -------
                                            $ 260,667       100.0%    $12,297      $248,370       100.00%     $(6,035)
                                            =========       =====     =======      ========       ======      =======
                                              Balance at
                                             September 30,    % of
                                                 2000       Deposits
                                             ------------   --------
                                             (Dollars in thousands)

Noninterest bearing accounts ............      $ 11,891       4.67%
Interest bearing checking accounts ......        29,223      11.49
Money market accounts ...................        19,072       7.50
Passbook and statement savings accounts .        25,930      10.19
Certificates of deposit .................       168,289      66.15
                                               --------     ------
                                               $254,405     100.00%
                                               ========     ======

     The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                                  Year Ended September 30,
                                          ----------------------------------------------------------------------
                                                2002                       2001                      2000
                                          ------------------        ------------------        ------------------
                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    -------        -------    -------        -------    -------
                                                                    (Dollars in thousands)
Noninterest bearing accounts............  $  12,976      0.00%      $ 13,170       0.00%      $   9,040     0.00%
Interest bearing checking accounts......     31,805      0.48         30,040       1.38          28,268     1.70
Money market accounts...................     26,374      1.36         21,185       3.77          15,470     4.16
Passbook and statement savings accounts.     27,656      1.50         26,580       2.25          26,654     2.37
Certificates of deposit.................    158,335      3.61        167,481       5.59         159,773     5.26
                                          ---------                 --------                  ---------
    Total...............................  $ 257,146      2.58       $258,456       4.32       $ 239,205     4.25
                                          =========                 ========                  =========

     The following table sets forth our time deposits classified by rates at the dates indicated.

                                                                                 At September 30,
                                                                 -------------------------------------
                                                                    2002         2001           2000
                                                                 ---------    ----------     ---------
                                                                            (In thousands)
Rate
----
 0.00 -  1.99%................................................   $  16,772    $       --     $      --
 2.00 -  3.99%................................................     118,554        45,066            --
 4.00 -  5.99%................................................      23,125        80,465       105,266
 6.00 -  7.99%................................................       5,525        34,024        62,900
 8.00 -  9.99%................................................         144           133           123
                                                                 ---------    ----------     ---------
                                                                 $ 164,120    $  159,688     $ 168,289
                                                                 =========    ==========     =========

The following table sets forth the amount and maturities of our time deposits at September 30, 2002.

                                                               Amount Due
                                  --------------------------------------------------------------------------
                                  Less Than                                        After
Rate                              One Year        1-2 Years        2-3 Years       3 Years          Total
----                              ---------       ----------     ----------      ----------       ----------
                                                             (In thousands)
0.00 -  1.99%...................  $  16,737       $       35     $       --      $       --       $   16,772
2.00 -  3.99%...................    100,151           15,032          2,301           1,070          118,554
4.00 -  5.99%...................      9,998            3,916          1,707           7,504           23,125
6.00 -  7.00%...................      1,599            1,731          1,282             913            5,525
8.00 -  9.99%...................        144               --             --              --              144
                                  ---------       ----------     ----------      ----------       ----------
                                  $ 128,629       $   20,714     $    5,290      $    9,487       $  164,120
                                  =========       ==========     ==========      ==========       ==========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2002. At that date, such deposits represented 18.9% of total deposits and had a weighted average rate of 2.57%.

                                                  Certificates
     Maturity Period                               of Deposit
     ---------------                              ------------
                                                 (In thousands)

     Three months or less.......................  $   19,844
     Over three through six months..............      12,610
     Over six through 12 months.................      10,177
     Over 12 months.............................       6,624
                                                  ----------
           Total................................  $   49,195
                                                  ==========

     We estimate that more than $30.2 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2002 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposit held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

     The following table sets forth our savings activities for the periods indicated.

                                                            Year Ended September 30,
                                                        -------------------------------
                                                          2002        2001        2000
                                                        --------   --------    --------
                                                               (In thousands)

Net increase (decrease) before interest credited.....   $  6,729   $(15,271)   $ 11,831
Interest credited ...................................      5,568      9,236       8,479
                                                        --------   --------    --------
    Net increase (decrease) in deposits .............   $ 12,297   $ (6,035)   $ 20,310
                                                        ========   ========    ========

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

          The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated:

                                                                         At or for the
                                                                     Year Ended September 30,
                                                              ------------------------------------
                                                                2002        2001         2000
                                                                ----        ----         ----
                                                                     (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances.............................................  $  20,000    $  20,000    $  20,000
Weighted average rate paid on:
  FHLB advances.............................................      5.18%         5.50%        5.65%

                                                                         For the Year
                                                                       Ended September 30,
                                                              ------------------------------------
                                                                2002        2001         2000
                                                                ----        ----         ----
                                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding
  at any month end:
  FHLB advances.............................................  $  35,000    $  25,000    $  33,000

Average amounts outstanding:
  FHLB advances.............................................  $  21,811    $  20,521    $  25,467
Approximate weighted average rate paid on: (1)
  FHLB advances.............................................      5.05%         5.42%        5.65%

__________
(1)      Based on month-end balances.

SUBSIDIARY ACTIVITIES

     In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $258,000, $391,000 and $399,000 on a pre-tax basis from the activities of the LLC during the years ended September 30, 2002, 2001 and 2000, respectively.

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

     We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 2002, we had 14.4% of deposits held by all banks and savings institutions in our market area.

EMPLOYEES

     As of September 30, 2002, we had 73 full-time and 15 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

     Financial Modernization Legislation. On November 12, 1999, legislation was enacted which could have a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that will be permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

     The G-L-B Act contains significant revisions to the Federal Home Loan Bank ("FHLB") System. The G-L-B Act imposes new capital requirements on the FHLBs and authorizes them to issue two classes of stock with differing dividend rates and redemption requirements. The G-L-B Act deletes the current requirement that the FHLBs annually contribute $300 million to pay interest on certain government obligations in favor of a 20% of net earnings formula. The G-L-B Act expands the permissible uses of FHLB advances by community financial institutions (under $500 million in assets) to include funding loans to small businesses, small farms and small agri-businesses.

     The G-L-B Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The G-L-B Act reduces the frequency of Community Reinvestment Act examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the Community Reinvestment Act. The G-L-B Act also eliminated the Savings Association Insurance Fund special reserve.

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

     At September 30, 2002, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

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

                                                     Adequately                                     Significantly
                           Well Capitalized          Capitalized         Undercapitalized        Undercapitalized
                           ----------------          -----------         ----------------        ----------------
Total risk-based
    capital ratio          10.0% or more             8.0% or more        Less than 8.0%          Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more            4.0% or more        Less than 4.0%          Less than 3.0%
Leverage ratio               5.0% or more            4.0% or more *      Less than 4.0% *        Less than 3.0%

___________
*  3.0% if institution has a composite 1 CAMELS rating.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2002 of $1.8 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2002, we had $20.0 million in advances outstanding from the FHLB of Atlanta.

     Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves against transaction accounts. Reserves equal to 3% must be maintained on transaction accounts of up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2002, we met our reserve requirements.

     We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2002, we met our reserve requirements.

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

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2002, our liquidity ratio exceeded the North Carolina regulations.

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

REGULATION OF 1st STATE BANCORP, INC.

     General. 1st State Bancorp, as the sole shareholder of 1st State Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve Board. As a bank holding company, 1st State Bancorp is required to file with the Federal Reserve Board annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest of subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. 1st State Bancorp is also required to file certain reports with, and comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

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

                                    TAXATION

GENERAL

     Beginning with the year ended September 30, 2002, 1st State Bancorp and 1st State Bank will file a consolidated federal income tax return based on a fiscal year ending September 30. They file separate state returns.

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

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. An annual state franchise tax recorded in other expense, is imposed at a rate of .15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) fifty-five percent of appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find in the Annual Report.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding our offices at September 30, 2002.

                                                              Book Value at                        Deposits at
                           Year           Owned or            September 30,      Approximate      September 30,
                          Opened           Leased               2002 (1)       Square Footage          2002
                          ------          --------            -------------    --------------     ------------
                                                         (Dollars in thousands)
MAIN OFFICE:
445 S. Main Street          1988          Owned                $   3,560            33,700         $  100,117
Burlington, NC  27215

BRANCH OFFICES:
2294 N. Church Street       1984          Leased (2)                 238             2,600             24,679
Burlington, NC  27215

503 Huffman Mill Road       1982          Owned                      341             2,600             40,108
Burlington, NC  27215

102 S. 5th Street           1973          Owned                       46             2,000             31,691
Mebane, NC  27302

211 N. Main Street          1974          Owned                      113             2,700             34,376
Graham, NC  27253

3466 S. Church Street       1996          Owned                    1,358             4,000             22,040
Burlington, NC  27215

1203 S. Main Street         2000          Owned                    1,436             4,000              7,656
Graham, NC 27253

__________
(1)  Land and building only.
(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

     The net book value of our investment in premises and equipment was $8.0 million at September 30, 2002. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

     From time to time, we are a party to various legal proceedings incident to our business. There currently are no legal proceedings to which we are a party, or to which any of our property was subject, which are expected to result in a material loss. There are no pending regulatory proceedings to which we are a party or to which any of our properties is subject which are expected to result in a material loss.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.
----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2002 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 20 in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained under the sections captioned "Market Risk" on pages 7 and 8 in the Annual Report is incorporated herein be reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 21 through 55 in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.
                                       33

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

     (d) EQUITY COMPENSATION PLANS. The following table sets forth certain information with respect to the Company's equity compensation plans.

                                                (a)                            (b)                           (c)
                                                                                                Number of securities remaining
                                     Number of securities to be                                 available for future issuance
                                      issued upon exercise of       Weighted-average exercise     under equity compensation
                                        outstanding options,          price of outstanding       plans (excluding securities
                                         warrants & rights        options, warrants and rights     reflected in column (a))
                                     --------------------------   ----------------------------  ------------------------------
Equity compensation plans                     316,312                        $14.71                           --
  approved by security holders

Equity compensation plans not                    --                            --                             --
  approved by security holders

Total                                         316,312                        $14.71                           --

ITEM 13. CONTROLS AND PROCEDURES
--------------------------------

     Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

          (1)  Financial  Statements.   The  following   consolidated  financial
statements are incorporated by reference from Item 8 hereof (see Exhibit 14):

          Independent Auditors' Report
          Consolidated Balance Sheets as of September 30, 2002 and 2001 Consolidated Statements of Income for the Years Ended September 30, 2002, 2001 and 2000
          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the Years Ended September 30, 2002, 2001 and 2000
          Notes to Consolidated Financial Statements

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

          (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      --          -----------
       3.1        Articles of  Incorporation  of 1st State  Bancorp,  Inc.
                  (Incorporated  herein by reference  from Exhibit 3.1 to the
                  Company's Registration Statement on Form S-1 (File No. 333-68091))
       3.2        Bylaws of 1st State Bancorp,  Inc.  (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000)
       4          Form of Common Stock Certificate of 1st State Bancorp,  Inc.  (Incorporated herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A)
      10.1        1st State  Bancorp,  Inc. 2000 Stock Option and  Incentive  Plan  (Incorporated
                  herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year
                  Ended September 30, 2000) +
      10.2        1st State Bancorp, Inc. Management  Recognition Plan (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) +
      10.3        Employment  Agreements by and between 1st State Bank and James C. McGill,  A. Christine
                  Baker and Fairfax C. Reynolds (Incorporated  herein by reference  from Exhibit 10.3 to the Company's  Registration  Statement on Form S-1 (File No. 333-68091)) +
      10.4        Form of Guaranty  Agreement  by and between 1st State  Bancorp,  Inc.  and James C. McGill,
                  A.  Christine  Baker and Fairfax C. Reynolds  (Incorporated herein by reference from Exhibit 10.4 to the Company's  Registration  Statement on Form S-1 (File No. 333-68091)) +
      10.5        1st State Bank  Deferred  Compensation  Plan  (Incorporated  herein by reference from Exhibit 10.5 to the  Company's Registration Statement on Form S-1 (File No. 333-68091)) +
      13          Annual Report to Stockholders
      21          Subsidiaries of the Registrant
      23          Consent of KPMG LLP
      99          Certification pursuant to 18 U.S.C. Section 1350

      __________
      +  Management contract or compensation plan or arrangement.

          (b) REPORTS ON FORM 8-K.  None. On August 21, 2002, 1st State Bancorp,
              -------------------
Inc. filed a Current Report on Form 8-K under Item 5 announcing that it had commenced a stock repurchase program to acquire up to 328,961 shares of its common stock, representing approximately 10% of its outstanding common stock.

          (c) EXHIBITS.  The exhibits required by Item 601 of Regulation S-K are
              --------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

          (d) FINANCIAL  STATEMENTS  AND SCHEDULES  EXCLUDED FROM ANNUAL REPORT.
              -----------------------------------------------------------------
There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        1ST STATE BANCORP, INC.

December 27, 2002                       By:/s/ James C. McGill
                                           ----------------------------------
                                           James C. McGill
                                           President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James C. McGill                                            December 27, 2002
-----------------------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ A. Christine Baker                                         December 27, 2002
-----------------------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard C. Keziah                                          December 27, 2002
-----------------------------------------------
Richard C. Keziah
Chairman of the Board

/s/ James A. Barnwell, Jr.                                     December 27, 2002
-----------------------------------------------
James A. Barnwell, Jr.
Director

/s/ Bernie C. Bean                                             December 27, 2002
-----------------------------------------------
Bernie C. Bean
Director

/s/ Ernest A. Koury, Jr.                                       December 27, 2002
-----------------------------------------------
Ernest A. Koury, Jr.
Director

/s/ James G. McClure                                           December 27, 2002
-----------------------------------------------
James G. McClure
Director

/s/ T. Scott Quakenbush                                        December 27, 2002
-----------------------------------------------
T. Scott Quakenbush
Director

/s/ Richard H. Shirley                                         December 27, 2002
-----------------------------------------------
Richard H. Shirley
Director

/s/ Virgil L. Stadler                                          December 27, 2002
-----------------------------------------------
Virgil L. Stadler
Director

                                  CERTIFICATION


          I, James C. McGill, President and Chief Executive Officer of 1st State Bancorp, Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of 1st State Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


                                         /s/ James C. McGill
                                         -------------------------------------
                                         James C. McGill
                                         President and Chief Executive Officer

                                  CERTIFICATION


          I, A. Christine Baker, Executive Vice President, Chief Financial Officer of 1st State Bancorp, Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of 1st State Bancorp, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  Presented  in  this  annual  report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002


                            /s/ A. Christine Baker
                            ----------------------------------------------------
                            A. Christine Baker
                            Executive Vice President and Chief Financial Officer