Form 10-Q
period 2002-12-31
1ST STATE BANCORP INC
filed 2003-02-14
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

          As of February 10, 2003, the issuer had 2,999,407 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2002
             (unaudited) and September 30, 2002......................... .....1

         Consolidated Statements of Income for the Three Months Ended
             December 31, 2002 and 2001 (unaudited)...........................2

         Consolidated Statements of Stockholders' Equity and
             Comprehensive Income for the Three Months Ended December
             31, 2002 and 2001 (unaudited)....................................3

         Consolidated Statements of Cash Flows for the Three Months
             Ended December 31, 2002 and 2001 (unaudited).....................4

         Notes to Consolidated Financial Statements...........................6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........16

Item 4. Controls and Procedures..............................................16


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

Item 4.  Submission of Matters to a Vote of Security Holders.................17

Item 5.  Other Information...................................................17

Item 6.  Exhibits and Reports on Form 8-K....................................17


SIGNATURES...................................................................18

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          AT            AT
                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         2002             2002
                                                                      ------------   -------------
                                                                      (Unaudited)

                                      ASSETS

Cash and cash equivalents                                              $ 15,311           18,865
Investment securities:
     Held to maturity (fair value of $11,509 and $11,558
         at December 31, 2002 and September 30, 2002, respectively)      11,110           11,114
     Available for sale (cost of $75,232 and $77,213
         at December 31, 2002 and September 30, 2002, respectively)      76,278           78,572
Loans held for sale, at lower of cost or fair value                       8,429            6,798
Loans receivable (net of allowance for loan losses of $3,790 and $3,732 at December 31, 2002 and September 30, 2002,
    respectively)                                                       219,915          220,047
Federal Home Loan Bank stock, at cost                                     1,382            1,750
Real estate owned                                                           183              183
Premises and equipment                                                    8,464            7,972
Accrued interest receivable                                               1,722            2,272
Other assets                                                              2,651            2,896
                                                                      ---------        ---------
Total assets                                                          $ 345,445          350,469
                                                                      =========        =========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                    $ 251,234          260,667
  Advances from Federal Home Loan Bank                                   25,000           20,000
  Advance payments by borrowers for property taxes and insurance            130               54
  Dividend payable                                                          240              241
  Other liabilities                                                       6,739            7,938
                                                                      ---------        ---------
          Total liabilities                                             283,343          288,900
                                                                      ---------        ---------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                         --               --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,999,432 and 3,008,682 shares issued and outstanding at
         December 31, 2002 and September 30, 2002, respectively              33               33
   Additional paid-in capital                                            35,662           35,623
   Unearned ESOP shares                                                  (3,588)          (3,739)
   Deferred compensation payable in treasury stock                        5,466            5,466
   Treasury stock                                                       (12,123)         (11,899)
   Retained income - substantially restricted                            36,016           35,258
   Accumulated other comprehensive income - net unrealized
        gain on investment securities available for sale                    636              827
                                                                      ---------        ---------
        Total stockholders' equity                                       62,102           61,569
                                                                      ---------        ---------
        Total liabilities and stockholders' equity                    $ 345,445          350,469
                                                                      =========        =========

See accompanying notes to the consolidated financial statements

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                       DECEMBER 31,
                                                               --------------------------
                                                                 2002              2001
                                                               -------           -------
Interest income:
   Interest and fees on loans                                  $ 3,372             3,905
   Interest and dividends on investments                         1,152             1,222
   Overnight deposits                                               43                89
                                                               -------           -------
         Total interest income                                   4,567             5,216
                                                               -------           -------

Interest expense:
    Deposit accounts                                             1,291             2,094
    Borrowings                                                     276               276
                                                               -------           -------
         Total interest expense                                  1,567             2,370
                                                               -------           -------

         Net interest income                                     3,000             2,846

Provision for loan losses                                           60                60
                                                               -------           -------
         Net interest income after provision for loan losses     2,940             2,786
                                                               -------           -------

Other income:
   Service fees on loans sold                                      (15)                6
   Customer service fees                                           217               249
   Commissions from sales of annuities and mutual funds             86               122
   Mortgage banking income,  net                                   449               416
   Other                                                            56                50
                                                               -------           -------
         Total other income                                        793               843
                                                               -------           -------
Operating expenses:
   Compensation and related benefits                             1,377             1,564
   Occupancy and equipment                                         351               303
   Real estate operations, net                                       6                18
   Other expenses                                                  445               372
                                                               -------           -------
         Total operating expenses                                2,179             2,257
                                                               -------           -------
         Income before income taxes                              1,554             1,372

Income taxes                                                       571               527
                                                               -------           -------
         Net income                                            $   983               845
                                                               =======           =======
Net income per share:

         Basic                                                 $  0.35           $  0.28
         Diluted                                               $  0.33           $  0.27

See accompanying notes to the consolidated financial statements.

                             1ST STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                            DEFERRED
                                                              ADDITIONAL    UNEARNED       UNEARNED       COMPENSATION
                                                  COMMON       PAID-IN        ESOP       COMPENSATION      PAYABLE IN
                                                   STOCK       CAPITAL       SHARES           MRP        TREASURY STOCK
                                                  -------     ----------    --------     ------------    --------------
Balance at September 30, 2001                    $     33       35,588        (4,373)          (518)          4,173

Comprehensive income:
     Net income                                        --           --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $443                     --           --            --             --              --

Total comprehensive income
Allocation of ESOP shares                              --            8           171             --              --
Deferred compensation                                  --           --            --             --             151
Treasury stock held for deferred compensation          --           --            --             --              --
Vesting of MRP shares                                  --           --            --            194              --
Cash dividend declared                                 --           --            --             --              --
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                           --           --            --             --              --
                                                 --------      -------       -------          -----          ------
Balance at December 31, 2001                     $     33       35,596        (4,202)          (324)          4,324
                                                 ========      =======       =======          =====          ======

Balance at September 30, 2002                    $     33       35,623        (3,739)            --           5,466

Comprehensive income:
     Net income                                        --           --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $122                     --           --            --             --              --

Total comprehensive income
Allocation of ESOP shares                              --           39           151             --              --
Acquisition of treasury shares                         --           --            --             --              --
Cash dividends declared                                --           --            --             --              --
Cash dividend on unallocated ESOP shares               --           --            --             --              --
                                                 --------      -------       -------          -----          ------
Balance at December 31, 2002                     $     33       35,662        (3,588)            --           5,466
                                                 ========      =======       =======          =====          ======

                                                                                     ACCUMULATED
                                                                                        OTHER           TOTAL
                                                     TREASURY         RETAINED      COMPREHENSIVE   STOCKHOLDERS'
                                                      STOCK            INCOME       INCOME (LOSS)       EQUITY
                                                     --------         --------      --------------  -------------
Balance at September 30, 2001                          (4,173)          32,404              510         63,644

Comprehensive income:
     Net income                                            --              845              --             845
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $443                         --               --            (689)           (689)
                                                                                                       -------

Total comprehensive income                                                                                 156
Allocation of ESOP shares                                  --               --              --             179
Deferred compensation                                      --               --              --             151
Treasury stock held for deferred compensation            (151)              --              --            (151)
Vesting of MRP shares                                      --               --              --             194
Cash dividend declared                                     --             (263)             --            (263)
Cash dividend on unallocated ESOP shares
     and unvested MRP shares                               --               27              --              27
                                                     --------          -------           -----         -------
Balance at December 31, 2001                           (4,324)          33,013            (179)         63,937
                                                     ========          =======           =====         =======

Balance at September 30, 2002                         (11,899)          35,258             827          61,569

Comprehensive income:
     Net income                                            --              983              --             983
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $122                         --               --            (191)           (191)
                                                                                                       -------

Total comprehensive income                                                                                 792
Allocation of ESOP shares                                  --               --              --             190
Acquisition of treasury shares                           (224)              --              --            (224)
Cash dividends declared                                  (240)              --              --            (240)
Cash dividend on unallocated ESOP shares                   --               15              --              15
                                                     --------          -------           -----         -------
Balance at December 31, 2002                          (12,123)          36,016             636          62,102
                                                     ========          =======           =====         =======


See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                2002             2001
                                                                               --------        --------
Cash flows from operating activities:
   Net income                                                                  $    983             845
   Adjustment to reconcile net income to net cash provided by
       (used in) operating activities:
           Provision for loan losses                                                 60              60
           Depreciation                                                             178             153
           Deferred tax expense                                                      32             155
           Amortization of premiums and discounts, net                              (32)            (13)
           Deferred compensation                                                     60              92
           Release of  ESOP shares                                                  190             179
           Vesting of MRP shares and dividends on unvested MRP shares                --             260
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                (15)            (54)
           Net (gain) loss on sale of loans                                         (10)            211
           Proceeds from sales of loans held for sale                            24,839          25,264
           Originations of loans held for sale                                  (26,460)        (32,948)
           Decrease in other assets                                                 335             232
           Decrease in accrued interest receivable                                  550             473
           Increase (decrease) in other liabilities                              (1,261)             15
                                                                               --------        --------
                Net cash used in operating activities                              (551)         (5,076)
                                                                               --------        --------

Cash flows from investing activities:
    Proceeds from sale of FHLB stock                                                368              --
    Purchases of investment securities available for sale                       (32,233)        (46,326)
    Purchases of investment securities held to maturity                              --          (2,454)
    Proceeds from maturities and issuer calls of investment securities
        available for sale                                                       34,250          17,231
    Proceeds from maturities and issuer calls of investment securities
        held to maturity                                                              1           3,001
    Net decrease in loans receivable                                                 87           8,315
    Purchases of premises and equipment                                            (670)            (86)
                                                                               --------        --------

                Net cash provided by (used in) investing activities               1,803         (20,319)
                                                                               --------        --------

                                                                                            (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                              --------------------------
                                                                                2002             2001
                                                                               --------        --------
Cash flows from financing activities:
   Net (decrease)  increase in deposits                                        $ (9,433)       $  8,904
   Advances from the Federal Home Loan Bank                                       5,000           5,000
   Purchase of treasury stock                                                      (224)           (151)
   Dividends paid on common stock                                                  (225)           (236)
   Increase in advance payments by borrowers for
       property taxes and insurance                                                  76             176
                                                                               --------        --------
Net cash provided by (used in)  financing activities                             (4,806)         13,693
                                                                               --------        --------
        Net decrease in cash and cash equivalents                                (3,554)        (11,702)

Cash and cash equivalents at beginning of period                                 18,865          25,981
                                                                               --------        --------
Cash and cash equivalents at end of period                                     $ 15,311        $ 14,279
                                                                               ========        ========
Payments are shown below for the following:
       Interest                                                                $  1,583        $  2,375
                                                                               ========        ========
       Income taxes                                                            $     54        $     68
                                                                               ========        ========
Noncash activities:

     Unrealized losses on investment securities
          available for sale                                                   $   (313)       $ (1,132)
                                                                               ========        ========
     Cash dividends declared but not paid                                      $    225        $    236
                                                                               ========        ========
     Cash dividends on unallocated ESOP shares                                 $     15        $     24
                                                                               ========        ========
Transfer from loans to real estate acquired in settlement of loans             $     --        $    347
                                                                               ========        ========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              DECEMBER 31, 2002 (UNAUDITED) AND SEPTEMBER 30, 2002

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

NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2002, which is derived from the September 30, 2002 audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain amounts in the December 31, 2001 consolidated financial statements (which are unaudited) have been reclassified to conform with the presentation adopted in 2002. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's benefit plans. There were no antidilutive stock options for the three months ended December 31, 2002 and 2001. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                         2002           2001
                                                         ----           ----

Average shares issued and outstanding                  3,002,877      3,289,607
Less: Unvested MRP shares                                     --        (42,156)
Less: Unallocated ESOP shares                           (187,229)      (232,123)
                                                       ---------      ---------
Average basic shares for earnings per share            2,815,648      3,015,328

Add: Unvested MRP shares                                      --         42,156
Add: Potential common stock pursuant to stock
      option plan  (See Note 7)                          126,396         88,550
                                                       ---------      ---------
Average dilutive shares for earnings per share         2,942,044      3,146,034
                                                       =========      =========

                                                                     (continued)

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended December 31, 2002 and 2001, 7,728 and 8,696 shares of stock were committed to be released and approximately $190,000 and $179,000 of compensation expense was recognized, respectively.

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

     Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Conversion, so the Company purchases its common stock to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2002 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

     The expense related to this plan for the three months ended December 31, 2002 and 2001 was $60,000 and $92,000, respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the bank with an ownership interest in the company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant and annually thereafter. The Company recorded no compensation expense associated with the MRP during the three months ended December 31, 2002 as all shares became fully vested in June 2002. Compensation expense of $260,000 associated with the MRP was recorded during the three months ended December 31, 2001.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000 the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were exercised or granted during the three months ended December 31, 2002 and 2001. At December 31, 2002, 316,312 options are outstanding, all of which are exercisable.

NOTE 8. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of December 31, 2002 and September 30, 2002, MSRs totaled $407,000 and $370,000, respectively, and no valuation allowance was required.

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

     Our operations are influenced significantly by local economic conditions and by policies of financial institution regulatory authorities. Our cost of funds is influenced by interest rates on competing investments and by rates offered on similar investments by competing financial institutions in our market area, as well as general market interest rates. These factors can cause fluctuations in our net interest income and other income. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered. In addition, local economic conditions can impact the credit risk of our loan portfolio, in that local employers may be required to eliminate employment positions of many of our borrowers, and small businesses and other commercial borrowers may experience a downturn in their operating performance and become unable to make timely payments on their loans. Management evaluates these factors in estimating its allowance for loan losses, and changes in these economic conditions could result in increases or decreases to the provision for loan losses.

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

     Beginning in the late 1980's, we have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and consumer loans, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans. These loans generally carry added risk when compared to a single family residential mortgage loan, so we have concurrently increased our allowance for loan losses as we have originated these loans.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in note 1 of the consolidated financial statements as of September 30, 2002 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

     Total assets decreased by $5.0 million or 1.4% from $350.5 million at September 30, 2002 to $345.4 million at December 31, 2002. An increase in loans held for sale was offset by decreases in cash and cash equivalents and investment securities. This increase was funded by a $5.0 million increase in short-term borrowings from the Federal Home Loan Bank of Atlanta. Deposits decreased by $9.4 million or 3.6% from $260.7 million at September 30, 2002 to $251.2 million at December 31,2002. This decrease resulted from the runoff of $10.4 million of certificates of deposits held by municipalities as part of the Company's asset liability strategy. This decrease in certificates of deposit was offset partially by growth in transaction accounts.

     Cash and cash equivalents decreased $3.6 million, or 19.0% from $18.9 million at September 30, 2002 to $15.3 million at December 31, 2002. Because of the decrease in the overnight interest rate to 1.25% during the quarter ended December 31, 2002, we minimized our investment in cash and cash equivalents during the quarter ended December 31, 2002.

     Investment securities available for sale decreased $2.3 million from $78.6 million at September 30, 2002 to $76.3 million at December 31, 2002. During the quarter ended December 31, 2002, we purchased $32.2 million of securities and received $34.3 million in proceeds from maturities and issuer calls of investment securities available for sale. As market rates remained low during the quarter ended December 31, 2002, many of the Company's callable investments were called by the issuers.

     Loans held for sale increased by $1.6 million from $6.8 million at September 30, 2002 to $8.4 million at December 31, 2002. Loans receivable, net decreased $132,000 from $220.0 million at September 30, 2002 to $219.9 million at December 31, 2002. The increase in loans held for sale resulted from increased lending activity and timing differences in the funding of loan sales. During the quarter our mortgage originations and prepayments continued at record levels. Mortgage rates declined to record low levels during the quarter, and many borrowers took advantage of this opportunity to refinance their existing mortgage loans. Mortgage loans secured by single family dwellings decreased by $4.8 million during the quarter as a result of the tremendous refinancing activity. During the quarter ended December 31, 2002, increases in commercial, construction and home equity line loans offset most of this mortgage loan decrease.

     Stockholders' equity increased by $533,000 from $61.6 million at September 30, 2002 to $62.1 million at December 31, 2002 as a result of net income of $983,000 and release of ESOP shares of $190,000. These increases were offset by cash dividends to stockholders declared of $225,000, purchases of treasury stock of $224,000 and a decrease in unrealized gain on available for sale securities of $191,000

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Net Income. We recorded net income of $983,000 for the quarter ended December 31, 2002, as compared to $845,000 for the quarter ended December 31, 2001, representing an increase of $138,000, or 16.0%. For the three months ended December 31, 2002, basic and diluted earnings per share were $0.35 and $0.33, respectively, compared to the basic and diluted earnings per share for the quarter ended December 31, 2001 of $0.28 and $0.27, respectively. The increase in net income resulted primarily from increased net interest income and decreased operating expenses that were offset partially by decreased other income and increased income tax expense. The increase in net interest income resulted from higher net interest margins. The average prime interest rate for the quarter ended December 31, 2002 was 4.46%, a decrease of 71 basis points from 5.17% which was the average prime for the quarter ended December 31, 2001. The repricing of certificates of deposits decreased the Company's cost of funds to offset the decrease in asset yield which resulted from the lower prevailing interest rates during the quarter ended December 31, 2002.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $154,000 or 5.4% for the three months ended December 31, 2002, compared to the same quarter in the prior year. This decrease results from a $649,000 decrease in interest income that was more than offset by the $803,000 decrease in total interest expense. The average net interest rate spread increased 43 basis points from 2.80% for the three months ended December 31, 2001 to 3.23% for the quarter ended December 31, 2002.

     Interest Income. The decrease in interest income for the three months ended December 31, 2002 was the result of a decrease of $2.2 million in average interest-earning assets compared to the same quarter in the prior year and a decrease in yield on interest-earning assets of 75 basis points from 6.38% for the three months ended December 31, 2001 to 5.63% for the three months ended December 31, 2002. Average investment securities decreased $518,000 and average interest-bearing overnight funds decreased $4.4 million for the quarter compared to the prior year. These decreases were offset in part by an increase in average loans receivable of $2.7 million. We experienced unusually heavy prepayments during the quarter as borrowers took advantage of the attractive mortgage rates and refinanced existing mortgage loans. The majority of the mortgage loans originated during the quarter were sold in the secondary market. The origination of commercial, construction and home equity loans during the quarter ended December 31, 2002 offset the decrease in first mortgage loans.

     Interest Expense. Interest expense decreased in the three months ended December 31, 2002 due to a decrease in average interest-bearing liabilities of $3.4 million and a decrease in the cost of interest-bearing liabilities of 118 basis points from 3.58% for the three months ended December 31, 2001 to 2.40% for the three months ended December 31, 2002. Average interest-bearing deposits decreased by $3.6 million while average FHLB advances increased $218,000 for the three months ended December 31, 2002 compared to the same quarter in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $28,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $775,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001.

                                                      THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                       DECEMBER 31, 2002                        DECEMBER 31, 2001
                                                                           DOLLARS IN THOUSANDS
                                                 AVERAGE                   AVERAGE       AVERAGE                 AVERAGE
                                                 BALANCE      INTEREST    YIELD/COST     BALANCE    INTEREST    YIELD/COST
Assets:
Loans receivable (1)                               $226,969    $3,372        5.94%       $224,268    $3,905        6.96%
Investment securities (2)                            84,869     1,152        5.43          85,387     1,222        5.72
Interest-bearing overnight deposits                  12,928        43        1.33          17,288        90        2.08
                                                   --------    ------       -----        --------    ------       -----
  Total interest-earning assets (4)                 324,766     4,567        5.63         326,943     5,217        6.38
Non interest-earning assets                          19,192                                21,785
                                                   --------                              --------
  Total assets                                     $343,958                              $348,728
                                                   ========                              ========
Liabilities and stockholders' equity
Interest bearing checking                            33,712        39        0.46          30,839        40        0.52
Money market investment accounts                     21,595        58        1.08          28,732       119        1.65
Passbook and statement savings                       29,208        81        1.11          26,218       111        1.69
Certificates of deposit                             156,527     1,113        2.84         158,868     1,824        4.59
FHLB advances                                        20,272       276        5.46          20,054       276        5.50
                                                   --------    ------       -----        --------    ------       -----
  Total interest-bearing liabilities                261,314     1,567        2.40         264,711     2,370        3.58
Non interest-bearing liabilities                     20,770                                20,101
                                                   --------                              --------
  Total liabilities                                 282,084                               284,812
Stockholders' equity                                 61,874                                63,916
                                                   --------                              --------
  Total liabilities and stockholders' equity       $343,958                              $348,728
                                                   ========                              ========

Net interest income                                             3,000                                 2,847
Interest rate spread                                                        3.23%                                 2.80%
Net interest margin (3)                                                     3.69%                                 3.48%
Ratio of average interest-earning assets
to average interest-bearing liabilities                                   124.28%                               123.51%

 ________
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.
(4) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. We estimate the allowance using an allowance for loan losses model which takes into considerations all of these factors. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $60,000 and net charge-offs were $2,000 for the year quarter December 31, 2002 compared with a provision of $60,000, and net charge-offs of $84,000 for the quarter ended December 31, 2001. Nonperforming assets at December 31, 2002 and September 30, 2002 were $4.8 million and $4.4 million, respectively. The majority of the non-performing loans resulted from two unrelated, unique credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as these loans are well secured by property and equipment. The provision for the quarter ended December 31, 2002 was positively impacted by the decrease in charge-offs which was offset by the shift in the loan portfolio to commercial loans which receive higher allocations in the allowance for loan losses model. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

     During the quarter ended December 31, 2002 commercial, construction and home equity loans continued to increase as well as the percentages of these loans to the total portfolio. Although these loans normally have a relatively short maturity management believes that there is greater risk inherent in these loans than the typical one-to-four family residential mortgage loan. Therefore, management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. The commercial loans that have been originated are loans made to businesses to either produce a product, sell a product or provide a service. Many of these loans are asset-based loans which are loans where repayment is based primarily on the cash flow from operations and secondarily on, the liquidation of assets such as inventory and accounts receivable.

     Other Income. Other income decreased $50,000, or 5.9%, from $843,000 for the quarter ended December 31, 2001 to $793,000 for the quarter ended December 31, 2002. Customer service fees decreased $32,000, or 12.9% from $249,000 for the quarter ended December 31, 2001 to $217,000 for the quarter ended December 31, 2002. This decrease results from a shift of accounts into products that have lower service charges. As a result of the mortgage loan refinancing activity, the heavy loan prepayments caused the Company's amortization of mortgage servicing rights to exceed the loan servicing fees received for the quarter ended December 31, 2002 by $15,000 which compares with mortgage servicing fees of $6,000 for the quarter ended December 31, 2001.

     Operating Expenses. Total operating expenses were $2.2 million for the quarter ended December 31, 2002, a decrease of $78,000, or 3.5% over the $2.3 million recorded for the three months ended December 31, 2001. Compensation and related benefits expense decreased $187,000 from $1.6 million for the quarter ended December 31, 2001 to $1.4 million for the quarter ended December 31, 2002. Of this decrease, $260,000 resulted from lower MRP expense in the quarter ended December 31, 2002. Compensation and related benefits expense for the quarter ended December 31, 2001 included $260,000 of MRP expense which was not present in 2002 as the final vesting date for the MRPs was June 6, 2002. Partially offsetting this decrease was increased personnel expense related to increased number of employees and increased salary and benefit costs. Occupancy and equipment expense increased $48,000, or 15.8% from $303,000 for the quarter ended December 31, 2001 to $351,000 for the quarter ended December 31, 2002. This increase was primarily the result of increased depreciation and increased property taxes. Expenses incurred in operating real estate owned were $18,000 for the three months ended December 31, 2001 compared to expenses of $6,000 for the quarter ended December 31, 2002. Other expenses increased $73,000 from $372,000 reported in the quarter ended December 31, 2001 to $445,000 for the quarter ended December 31, 2002. This increase was related to larger expenditures for marketing and advertising expenses and expenses related to operating a public company.

     Income Tax Expense. Income tax expense increased $44,000 from tax expense of $527,000 for the quarter ended December 31, 2001 to $571,000 for the quarter ended December 31, 2002. The effective tax rates were 36.7% and 38.4% for the quarters ended December 31, 2002 and 2001, respectively. The decrease in the effective rate was primarily due to a decrease in non-deductible expenses over the prior period.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                       December 31, 2002     September 30, 2002
                                                                       -----------------     ------------------
                                                                                 (dollars in thousands)
         Commitments to originate new loans                                3,769                      1,435
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                  70,316                     56,200
         Commercial letters of credit                                        300                        266
         Commitments to sell loans held for sale                          12,319                      2,157

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2002, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.


CONTRACTUAL OBLIGATIONS

As of December 31, 2002

                                          Payments due by period
                                          ----------------------
                                          (Dollars in thousands)
                         Less than

                           1 year    1-3 years    4-5 years    Over 5 years    Total
                         --------    ---------    ---------    ------------   -------
Deposits                 $214,890     26,415         9,929           --       251,234
Advances from FHLB          5,000         --            --       20,000        25,000
Lease obligations              19         38            42           47           146
                         --------     ------         -----       ------       -------
Total contractual cash
    obligations          $219,909     26,453         9,971       20,047       276,380
                         ========     ======         =====       ======       =======

ASSET QUALITY

     At December 31, 2002, the Company had approximately $4.8 million in non-performing assets (nonaccrual loans and real estate owned) or 1.40% of total assets. At September 30, 2002, non-performing assets were $4.4 million or 1.25% of total assets. At both December 31, 2002 and September 30, 2002, impaired loans totaled $3.7 million, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at December 31, 2002 and September 30, 2002 result from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At both December 31, 2002 and September 30, 2002, the entire $3.7 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $160,000. The average carrying value of impaired loans was $3.7 million during the three months ended December 31, 2002. Interest income of $40,000 has been recorded on impaired loans in the three months ended December 31, 2002. The Bank's net chargeoffs for the three months ended December 31, 2002 were $2,000. The Bank's allowance for loan losses was $3.8 million at December 31, 2002 and $3.7 million at September 30, 2002. As a result of our continued shift toward commercial, construction, consumer and home equity loans, the recent decrease in residential mortgage loans, the increase in non-performing loans as a percentage of total loans as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to 1.69% at December 31, 2002 compared to 1.67% at September 30, 2002.

     The following table presents an analysis of our nonperforming assets:

                                                           At                      At                      At
                                                      December 31,            September 30,           December 31,
                                                          2002                    2002                    2001
                                                       ---------               ---------               --------
Nonperforming loans:
Nonaccrual loans                                       $   4,659               $   4,204                $   380
Loans 90 days past due and accruing                           --                      --                      -
Restructured loans                                            --                      --                      -
                                                       ---------               ---------               --------
Total nonperforming loans                                  4,659                   4,204                    380
Other real estate                                            183                     183                  2,328
                                                       ---------               ---------               --------
Total nonperforming assets                             $   4,842               $   4,387               $  2,708
                                                       =========               =========               ========

Nonperforming loans to loans receivable, net                2.12%                   1.91%                  0.18%
Nonperforming assets as a percentage
 of loans and other real estate owned                       2.20%                   1.99%                  1.25%
Nonperforming assets to total assets                        1.40%                   1.25%                  0.77%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2002, we had $5.4 million in classified assets consisting of $5.2 million in substandard and loss loans and $183,000 in real estate owned. At September 30, 2002, we had $5.1 million in substandard assets consisting of $4.9 million in loans and $183,000 in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At December 31, 2002, we have identified approximately $1.2 million in assets classified as special mention and $30.6 million as watch.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 2002, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and cash equivalents totaled $15.3 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 2002, we sold loans totaling $24.8 million. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $84.7 million at December 31, 2002.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 2002, we had $3.8 million in commitments to originate new loans, $70.3 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $300,000 in standby letters of credit. At December 31, 2002, certificates of deposit, which are scheduled to mature within one year, totaled $114.0 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier

I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2002 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At December 31, 2002, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at December 31, 2002 was 18.0%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.08 for the first quarter in fiscal 2003 and fiscal 2002. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended December 31, 2002, September 30, 2002 and December 31, 2001 was 24.2%, 26.4% and 29.6%, respectively.

ACCOUNTING ISSUES

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (SFAS No. 141), "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which must be met for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that identifiable intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material effect on the Company's consolidated financial statements other than providing enhanced disclosures for mortgage servicing rights. For the periods presented herein, the Company had no goodwill and had no intangible assets related to deposit and branch purchase acquisitions.

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of FASB Opinion No. 30 (Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of disposal transactions on the ongoing operations of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Those costs include, but are not limited to, the following: a) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred compensation contract (hereinafter referred to as one-time termination benefits), b) costs to terminate a contract that is not a capital lease and c) costs to consolidate facilities or relocate employees. This Statement does not apply to costs associated with the retirement of a long-lived asset covered by FASB Statement No. 143, "Accounting for Asset Retirement Obligations." A liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period in which the liability is incurred. A liability for a cost associated with an exit or disposal activity is incurred when the definition of a liability is met. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This statement will impact the Company to the extent it engages in exit or disposal activities in future periods.

     In September 2002, the FASB issued Statement of Financial Accounting Standards No. 147 (SFAS No. 147), "Accounting for Certain Financial Institutions", which brings all business combinations involving financial institutions, except mutual financial institutions, into the scope of Statement 141, "Business Combinations". SFAS No. 147 requires that all acquisitions of financial institutions that meet the definition of a business, including acquisitions of part of a financial institution that meet the definition of a business, must be accounted for in accordance with SFAS No. 141 and the related intangibles accounted for in accordance with SFAS No. 142. SFAS No. 147 removes such acquisitions from the scope of Statement 72 (SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", which was adopted in February 1983 to address financial institutions acquisitions during a period when many of such acquisitions involved "troubled" institutions. SFAS No. 147 also amends SFAS No. 144 to include in its scope long-term customer relationship intangibles of financial institutions. SFAS No. 147 is generally effective immediately and provides guidance with respect to amortization and impairment of intangibles recognized in connection with acquisitions previously within the scope of SFAS No. 72. Adoption of SFAS No. 147 did not impact the Company as the Company has no goodwill and no intangible assets related to deposit and branch acquisitions.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers.) The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2002 is $300,000. At December 31, 2002, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure' (SFAS 148) an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 will require enhanced disclosures for the Company's stock-based employee compensation plan effective January 1, 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company monitors whether material changes in market risk have occurred since September 30, 2002. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2002.


ITEM 4.  CONTROLS AND PROCEDURES

     (a) Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

     (b) In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

     99 Certification


(b.) Reports on Form 8-K. During the quarter ended December 31, 2002, the registrant did not file any current reports on Form 8-K.

                                   SIGNATURES



     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       1ST STATE BANCORP, INC.



Date:  February 14, 2003            /s/ James C. McGill
                                    --------------------------------------------
                                    James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  February 14, 2003            /s/ A. Christine Baker
                                    --------------------------------------------
                                    A. Christine Baker
                                    Executive Vice President
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)

                                  CERTIFICATION


I, James C. McGill, President and Chief Executive Officer of 1st State Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1st State Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 14, 2003

                               By:  /s/ James C. McGill
                                    --------------------------------------------
                                    Name:  James C. McGill
                                    Title: President and Chief Executive Officer

                                  CERTIFICATION


I, A. Christine Baker, Secretary, Treasurer and Chief Financial Officer of 1st State Bancorp, Inc,, certify that:

1. I have reviewed this quarterly report on Form 10-Q of 1st State Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 14, 2003

                                       By: /s/ A. Christine Baker
                                           -------------------------------------
                                           Name:  A. Christine Baker
                                           Title: Secretary, Treasurer and
                                                    Chief Financial Officer