Form 10-Q
period 2003-03-31
1ST STATE BANCORP INC
filed 2003-05-15
CIK 1074078

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1ST STATE BANCORP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


         VIRGINIA                                                56-2130744
-------------------------------                             --------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                   27215
------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of April 30, 2003, the issuer had 2,977,789 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2003 (unaudited)
             and September 30, 2002...........................................3

         Consolidated Statements of Income for the Three Months Ended
             March 31, 2003 and 2002 (unaudited)..............................4

         Consolidated Statements of Income for the Six Months Ended
               March 31, 2003 and 2002 (unaudited)............................5

         Consolidated Statements of Stockholders' Equity and Comprehensive
               Income for the Six Months Ended March 31, 2003 and 2002
               (unaudited)....................................................6

         Consolidated Statements of Cash Flows for the Six Months Ended
               March 31, 2003 and 2002 (unaudited)............................7

         Notes to Consolidated Financial Statements...........................9

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........24

Item 4.  Controls and Procedures.............................................24


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings...................................................25

Item 2.  Changes in Securities and Use of Proceeds...........................25

Item 3.  Defaults Upon Senior Securities.....................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits and Reports on Form 8-K....................................25


SIGNATURES...................................................................26

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND SEPTEMBER 30, 2002
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  AT                 AT
                                                                              MARCH  31,       SEPTEMBER 30,
                                                                                  2003              2002
                                                                            ------------       -------------
                                                                             (Unaudited)
                       ASSETS
Cash and cash equivalents                                                   $    31,425              18,865
Investment securities:
     Held to maturity (fair value of $13,468 and $11,558
         at March 31, 2003 and September 30, 2002, respectively)                 13,105              11,114
     Available for sale (cost of $58,995 and $77,213
         at March 31, 2003 and September 30, 2002, respectively)                 59,924              78,572
Loans held for sale, at lower of cost or fair value                               4,151               6,798
Loans receivable (net of allowance for loan losses of $3,850 and $3,732 at March 31, 2003 and September 30, 2002,
    respectively)                                                               223,903             220,047
Real estate owned                                                                   177                 183
Federal Home Loan Bank stock, at cost                                             1,382               1,750
Premises and equipment                                                            8,346               7,972
Accrued interest receivable                                                       1,823               2,272
Other assets                                                                      2,771               2,896
                                                                            -----------           ---------
             Total assets                                                   $   347,007             350,469
                                                                            ===========           =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              258,806             260,667
  Advances from Federal Home Loan Bank                                           20,000              20,000
  Advance payments by borrowers for property taxes and insurance                    242                  54
  Dividend payable                                                                  298                 241
  Other liabilities                                                               5,250               7,938
                                                                            -----------           ---------
          Total liabilities                                                     284,596             288,900
                                                                            -----------           ---------
Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
          2,977,789 and 3,008,682 shares issued and outstanding
           at March 31, 2003 and September 30, 2002, respectively                    33                  33
   Additional paid-in capital                                                    35,695              35,623
   Unallocated ESOP shares                                                       (3,441)             (3,739)
   Deferred compensation payable in treasury stock                                5,466               5,466
   Treasury stock                                                               (12,642)            (11,899)

   Retained income - substantially restricted                                    36,735              35,258
   Accumulated other comprehensive income - net unrealized
        gain on investment securities available for sale                            565                 827
                                                                            -----------           ---------

        Total stockholders' equity                                               62,411              61,569
                                                                            -----------           ---------
        Total liabilities and stockholders' equity                          $   347,007             350,469
                                                                            ===========           =========

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       -----------------------------
                                                                          2003                2002
                                                                       ---------           --------
Interest income:
   Interest and fees on loans                                          $   3,295              3,527

   Interest and dividends on investments                                   1,060              1,357
   Overnight deposits                                                         42                 52
                                                                       ---------           --------
         Total interest income                                             4,397              4,936
                                                                       ---------           --------
Interest expense:
    Deposit accounts                                                       1,169              1,678
    Borrowings                                                               276                286
                                                                       ---------           --------
         Total interest expense                                            1,445              1,964
                                                                       ---------           --------

         Net interest income                                               2,952              2,972

Provision for loan losses                                                     60                 60
                                                                       ---------           --------
         Net interest income after provision for loan losses               2,892              2,912
                                                                       ---------           --------
Other income:
   Customer service fees                                                     214                217
   Commissions from sales of annuities and mutual funds                      159                 98
   Mortgage banking income, net                                              459                357
   Securities gains, net                                                      --                 47
   Other                                                                      62                 56
                                                                       ---------           --------
         Total other income                                                  894                775
                                                                       ---------           --------
Operating expenses:
   Compensation and related benefits                                       1,423              1,584
   Occupancy and equipment                                                   384                311
   Real estate operations, net                                                 4                (50)
   Other expenses                                                            393                404
                                                                       ---------           --------
         Total operating expenses                                          2,204              2,249
                                                                       ---------           --------

         Income before income taxes                                        1,582              1,438

Income taxes                                                                 585                513
                                                                       ---------           --------
         Net income                                                    $     997                925
                                                                       =========           ========
         Earnings per share:

         Basic                                                         $    0.35          $    0.31
         Diluted                                                       $    0.34          $    0.29

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                MARCH 31,
                                                                       ----------------------------
                                                                          2003               2002
                                                                       ---------           --------
Interest income:
   Interest and fees on loans                                          $   6,667              7,432
   Interest and dividends on investments                                   2,212              2,579
   Overnight deposits                                                         85                142
                                                                       ---------           --------
         Total interest income                                             8,964             10,153
                                                                       ---------           --------
Interest expense:
    Deposit accounts                                                       2,460              3,773
    Borrowings                                                               552                562
                                                                       ---------           --------
         Total interest expense                                            3,012              4,335
                                                                       ---------           --------

         Net interest income                                               5,952              5,818

Provision for loan losses                                                    120                120
                                                                       ---------           --------
         Net interest income after provision for loan losses               5,832              5,698
                                                                       ---------           --------
Other income:
   Customer service fees                                                     431                466
   Commissions from sales of annuities and mutual funds                      246                220
   Mortgage banking income, net                                              893                779
   Securities gains, net                                                      --                 47
   Other                                                                     118                106
                                                                       ---------           --------
         Total other income                                                1,688              1,618
                                                                       ---------           --------
Operating expenses:
   Compensation and related benefits                                       2,801              3,148
   Occupancy and equipment                                                   735                614
   Real estate operations, net                                                 9                (32)
   Other expenses                                                            839                776
                                                                       ---------           --------
         Total operating expenses                                          4,384              4,506
                                                                       ---------           --------

         Income before income taxes                                        3,136              2,810

Income taxes                                                               1,156              1,040
                                                                       ---------           --------

Net income                                                             $   1,980              1,770
                                                                       =========           ========
Earnings per share:
         Basic                                                         $    0.70          $    0.59
         Diluted                                                       $    0.67          $    0.56

See accompanying notes to the consolidated financial statements

                     1ST STATE BANCORP, INC. AND SUBSIDIARY
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
          FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                           DEFERRED
                                                                                                         COMPENSATION
                                                              ADDITIONAL  UNALLOCATED      UNEARNED       PAYABLE IN
                                                 COMMON        PAID-IN        ESOP       COMPENSATION      TREASURY
                                                 STOCK         CAPITAL       SHARES          MRP            STOCK
                                                --------       -------       -------     ------------    -----------
Balance at September 30, 2001                   $     33        35,588        (4,373)          (518)          4,173

Comprehensive income:
     Net income                                       --            --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $801                    --            --            --             --              --

     Total comprehensive income
Allocation of ESOP shares                             --            13           338             --              --
Deferred compensation                                 --            --            --             --             270
Acquisition of treasury stock                         --            --            --             --              --
Vesting of MRP shares                                 --            --            --            388              --
Cash dividends declared ($0.16 per share)             --            --            --             --              --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                          --            --            --             --              --
                                                --------       -------       -------          -----          ------
Balance at March 31, 2002                       $     33        35,601        (4,035)          (130)          4,443
                                                ========       =======       =======          =====          ======
Balance at September 30, 2002                   $     33        35,623        (3,739)            --           5,466

Comprehensive income:
     Net income                                       --            --            --             --              --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $169                    --            --            --             --              --

     Total comprehensive income
Allocation of ESOP shares                             --            72           298             --              --
Acquisition of treasury shares                        --            --            --             --              --
Cash dividends declared ($0.18 per share)             --            --            --             --              --
Cash dividends on unallocated ESOP shares             --            --            --             --              --
                                                --------       -------       -------          -----          ------
Balance at March 31, 2003                       $     33        35,695        (3,441)            --           5,466
                                                ========       =======       =======          =====          ======


                                                                                  ACCUMULATED
                                                                                     OTHER           TOTAL
                                                  TREASURY        RETAINED       COMPREHENSIVE   STOCKHOLDERS'
                                                   STOCK           INCOME        INCOME (LOSS)      EQUITY
                                                  --------        --------       -------------   -------------

Balance at September 30, 2001                       (4,173)          32,404              510        63,644

Comprehensive income:
     Net income                                         --            1,770               --         1,770
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $801                      --               --           (1,245)       (1,245)
                                                                                                    ------
     Total comprehensive income                                                                        525
Allocation of ESOP shares                               --               --              --            351
Deferred compensation                                   --               --              --            270
Acquisition of treasury stock                        (270)               --              --           (270)
Vesting of MRP shares                                   --               --              --            388
Cash dividends declared ($0.16 per share)               --             (526)             --           (526)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                            --               49              --             49
                                                  --------          -------          ------         -------
Balance at March 31, 2002                           (4,443)          33,697            (735)         64,431
                                                  ========          =======          ======         =======
Balance at September 30, 2002                      (11,899)          35,258             827          61,569

Comprehensive income:
     Net income                                         --            1,980              --           1,980
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $169                      --               --            (262)           (262)
                                                                                                    -------
     Total comprehensive income                                                                       1,718
Allocation of ESOP shares                               --               --              --             370
Acquisition of treasury shares                        (743)              --              --            (743)
Cash dividends declared ($0.18 per share)               --             (538)             --            (538)
Cash dividends on unallocated ESOP shares               --               35              --              35
                                                  --------          -------          ------         -------
Balance at March 31, 2003                          (12,642)          36,735             565          62,411
                                                  ========          =======          ======         =======

See accompanying notes to the consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -----------------------------
                                                                                   2003                 2002
                                                                                 ---------            --------
Cash flows from operating activities:
   Net income                                                                    $   1,980               1,770
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   120                 120
           Depreciation                                                                394                 313
           Deferred tax expense                                                         91                 305
           Amortization of premiums and discounts, net                                 (31)                (21)
           Deferred compensation                                                       120                 164
           Release of ESOP shares                                                      370                 351
           Vesting of MRP shares and dividends on unvested MRP shares                   --                 520
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                   (41)                (75)
           Loss (gain) on sale of other real estate                                      6                  (5)
           Securities gains, net                                                        --                  47
           Net (gain) loss on sale of loans                                           (164)                230
           Proceeds from loans held for sale                                        48,579              41,951
           Originations of loans held for sale                                     (45,768)            (41,334)
           Decrease in other assets                                                    203                  27
           Decrease (increase) in accrued interest receivable                          449                (249)
           Decrease in other liabilities                                            (2,809)             (1,455)
                                                                                 ---------            --------
                      Net cash provided by operating activities                      3,499               2,565
                                                                                 ---------            --------

Cash flows provided by (used in) investing activities:
           Proceeds from sale of FHLB stock                                            368                  --
           Purchases of investment securities held to maturity                      (2,000)             (2,454)
           Purchases of investment securities available for sale                   (48,229)            (62,108)
           Proceeds from sales of investment securities available for sale              --               1,811
           Proceeds from maturities and issuer calls of investment securities
               available for sale                                                   66,485              24,208
           Proceeds from maturities and issuer calls of investment securities
               held to maturity                                                          2               3,003
           Net decrease (increase) in loans receivable                              (3,935)             10,894
           Proceeds from disposal of real estate acquired in
               settlement of loans                                                      --                  81
           Purchases of premises and equipment                                        (768)               (101)
                                                                                 ---------            --------
                   Net cash provided by (used in) investing activities              11,923             (24,666)
                                                                                 ---------            --------

                                                                                                     (Continued)

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                            MARCH 31,
                                                                                 -----------------------------
                                                                                   2003                 2002
                                                                                 ---------            --------
Cash flows from financing activities:
   Net decrease in deposits                                                     $   (1,861)          $  (1,271)
   Advances from the Federal Home Loan Bank                                         13,000              21,000
   Repayments of advances from the Federal Home Loan Bank                          (13,000)            (11,000)
   Purchase of treasury stock                                                         (743)               (270)
   Dividends paid on common stock                                                     (446)               (477)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      188                 398
                                                                                ----------           ---------

   Net cash used in financing activities                                            (2,862)             (8,380)
                                                                                ----------           ---------
        Net increase (decrease) in cash and cash equivalents                        12,560             (13,721)

Cash and cash equivalents at beginning of period                                    18,865              25,981
                                                                                ----------           ---------

Cash and cash equivalents at end of period                                      $   31,425           $  12,260
                                                                                ==========           =========
Payments are shown below for the following:
       Interest                                                                 $    3,021           $   4,348
                                                                                ==========           =========
       Income taxes                                                             $    1,133           $     269
                                                                                ==========           =========
Noncash investing and financing activities:

     Unrealized losses on investment securities
          available for sale                                                    $     (431)          $  (2,046)
                                                                                ==========           =========

     Cash dividends declared but not paid                                       $      279           $     241
                                                                                ==========           =========

     Cash dividends on unallocated ESOP shares                                  $       35           $      49
                                                                                ==========           =========

     Transfer from loans to real estate acquired in settlement of loans         $       --           $     347
                                                                                ==========           =========

See accompanying notes to consolidated financial statements.

                     1ST STATE BANCORP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

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

     The results of operations for the three and six month periods ended March 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain  amounts in the March 31, 2002  consolidated  financial  statements have been reclassified to conform with the presentation adopted in 2003. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is fully funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's stock-based benefit plans. There were no antidilutive stock options for the three and six months ended March 31, 2003 and 2002. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -----------------------------
                                                                          2003                2002
                                                                        ----------          ---------
Average shares issued and outstanding                                    2,995,606          3,289,607
Less: Unvested MRP shares                                                       --            (42,156)
Less: Unallocated ESOP shares                                             (179,585)          (223,522)
                                                                        ----------          ---------
Average basic shares for earnings per share                              2,816,021          3,023,929
Add: Unvested MRP shares                                                        --             42,156
Add: Potential common stock pursuant to stock option plan                  122,277             86,763
                                                                        ----------          ---------
Average dilutive shares for earnings per share                           2,938,298          3,152,848
                                                                        ==========          =========
                                                                              SIX MONTHS ENDED
                                                                                  MARCH 31,
                                                                        -----------------------------
                                                                          2003                2002
                                                                        ----------          ---------
Average shares issued and outstanding                                    2,999,280          3,289,607
Less: Unvested MRP shares issued                                                --            (42,156)
Less: Unallocated ESOP shares                                             (183,449)          (227,870)
                                                                        ----------          ---------
Average basic shares for earnings per share                              2,815,831          3,019,581
Add: Unvested MRP shares                                                        --             42,156
Add: Potential common stock pursuant to stock option plan                  124,438             87,666
                                                                        ----------          ---------
Average dilutive shares for earnings per share                           2,940,269          3,149,403
                                                                        ==========          =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and six months ended March 31, 2003 and 2002, 7,560 and 8,507 and 15,288 and 17,203 shares of stock were committed to be released and approximately $181,000 and $172,000 and $371,000 and $350,000 of compensation expense was recognized, respectively.

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

     The expense  related to this plan for the three and six months  ended March
31,  2003  and  2002  was  $60,000  and  $72,000  and  $120,000  and   $164,000,
respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the Company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant and annually thereafter. The Company recorded no compensation expense associated with the MRP during the three and six months ended March 31, 2003 as all shares became fully vested in June 2002. Compensation expense of $260,000 and $520,000 associated with the MRP was recorded during the three and six months ended March 31, 2002, respectively.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000 the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock in fiscal year 2000. The exercise price per share is equal to the fair market value per share on the date of the grant of the stock. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were exercised or granted during the three and six months ended March 31, 2003 and 2002. At March 31, 2003, 316,312 options are outstanding, all of which are exercisable.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. The Company does not have any plans to change its method of accounting for stock-based employee compensation. There is no pro forma impact for any of the periods presented or for either of the two prior fiscal years.

NOTE 8. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loans as an adjustment of income. Impairment reviews of MSRs are performed on a quarterly basis. As of March 31, 2003 and September 30, 2002 MSRs totaled $484,000 and $370,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $71,000 and $30,000 for the six months ended March 31, 2003 and 2002, respectively.

     The estimated amortization expense for the mortgage servicing rights for the years ended September 30, 2003, 2004, 2005, 2006 and 2007 and thereafter is as follows:

                               ESTIMATED AMORTIZATION EXPENSE
                                    (In Thousands)

                      2003                             40,000
                      2004                             40,000
                      2005                             40,000
                      2006                             40,000
                      2007                             40,000
                      2008 and thereafter             170,000
                                                     --------
                                                     $370,000
                                                     ========

The estimation of future amortization expense presented above is based on assumptions (such as estimate of prepayment of loans) subject to change in future periods. Accordingly, the amortization expense in future periods may be different from the amounts disclosed above to the extent that any of these assumptions are modified due to a change in the underlying estimations.

NOTE 9. STANDBY LETTERS OF CREDIT

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 is $265,000. At March 31, 2003 the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND SEPTEMBER 30, 2002

     Total assets decreased by $3.5 million or 1.0% from $350.5 million at September 30, 2002 to $347.0 million at March 31, 2003. As market rates remained low during the six months ended March 31, 2003, many of the Company's callable investments were called by the issuers. The proceeds from investment maturities and calls totaled $66.5 million for the six months ended March 31, 2003 compared with investment purchases of $50.2 million; therefore, total investment securities decreased from September 30, 2002. Cash and cash equivalents increased $12.6 million or 66.6% from $18.9 million at September 30, 2002 to $31.4 million at March 31, 2003 as a result of the decrease in investment securities. Loans receivable, net increased while loans held for sale decreased. Deposits decreased by $1.9 million or 0.7% from $260.7 million at September 30, 2002 to $258.8 million at March 31, 2003. This decrease resulted from the runoff of $4.7 million of certificates of deposits held by municipalities as part of the Company's asset liability strategy. This decrease in certificates of deposit was offset partially by growth in transaction accounts.

     Investment securities available for sale decreased $18.6 million from $78.6 million at September 30, 2002 to $59.9 million at March 31, 2003. During the six months ended March 31, 2003, we purchased $48.2 million of securities available for sale and received $66.5 million in proceeds from maturities and issuer calls of investment securities available for sale. Investment securities held to maturity increased from $11.1 million at September 30, 2002 to $13.1 million at March 31, 2003 as $2.0 million of investment securities held to maturity were purchased during this period.

     Loans held for sale decreased by $2.6 million from $6.8 million at September 30, 2002 to $4.2 million at March 31, 2003. Loans receivable, net increased $3.9 million from $220.0 million at September 30, 2002 to $223.9 million at March 31, 2003. The decrease in loans held for sale resulted from timing differences in the funding of loan sales. During the six months ended March 31, 2003 our mortgage originations and prepayments continued at record levels. Mortgage rates declined to record low levels during this period, and many borrowers took advantage of this opportunity to refinance their existing mortgage loans. Mortgage loans secured by single family dwellings decreased by $10.1 million during this period as a result of the tremendous refinancing activity. During this same period, increases in commercial and home equity line loans more than offset this single family mortgage loan decrease.

     Stockholders' equity increased by $842,000 from $61.6 million at September 30, 2002 to $62.4 million at March 31, 2003 as a result of net income of $1,980,000 and release of ESOP shares of $370,000. These increases were offset by cash dividends to stockholders declared of $503,000, purchases of treasury stock of $743,000 and a decrease in unrealized gain on available for sale securities of $262,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

     Net Income. We recorded net income of $997,000 for the quarter ended March 31, 2003, as compared to $925,000 for the quarter ended March 31, 2002, representing an increase of $72,000, or 7.8%. For the three months ended March 31, 2003, basic and diluted earnings per share were $0.35 and $0.34, respectively, compared to the basic and diluted earnings per share for the quarter ended March 31, 2002 of $0.31 and $0.29, respectively. The increase in net income resulted primarily from increased other income and decreased operating expenses that were offset partially by decreased net interest income and increased income tax expense. The decrease in net interest income resulted from lower net interest margins. The average prime interest rate for the quarter ended March 31, 2003 was 4.25%, a decrease of 50 basis points from 4.75% which was the average prime for the quarter ended March 31, 2002. The repricing of certificates of deposits, savings and money market investment accounts decreased the Company's cost of funds to partially offset the decrease in asset yield which resulted from the lower prevailing interest rates during the quarter ended March 31, 2003.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $20,000 or 0.7% for the three months ended March 31, 2003, compared to the same quarter in the prior year. This decrease results from a $539,000 decrease in interest income that was offset in part by the $519,000 decrease in total interest expense. The average net interest income as a percentage of average earning assets decreased 5 basis points from 3.67% for the three months ended March 31, 2002 to 3.62% for the quarter ended March 31, 2003.

     Interest Income. The decrease in interest income for the three months ended March 31, 2003 was the result of a decrease in yield on interest-earning assets of 71 basis points from 6.10% for the three months ended March 31, 2002 to 5.39% for the three months ended March 31, 2003 which was partially offset by a $2.7 million increase in interest earning assets. Average loans receivable increased $13.7 million from $215.1 million for the quarter ended March 31, 2002 to $228.8 million for the quarter ended March 31, 2003. Average investment securities decreased $13.9 million for the quarter compared to the prior year. Average interest-bearing overnight funds increased $2.9 million for the quarter compared to the prior year. The decrease in asset yield resulted from the lower rates prevailing in the marketplace. The increase in average interest earning assets increased interest income by approximately $43,000 and the decrease in the average yield on interest earning assets decreased interest income by approximately $582,000.

     Interest Expense. Interest expense decreased in the three months ended March 31, 2003 due to a decrease in the cost of interest-bearing liabilities of 79 basis points from 2.97% for the three months ended March 31, 2002 to 2.18% for the three months ended March 31, 2003. Average interest-bearing deposits increased by $2.8 million while average FHLB advances decreased $1.5 million for the three months ended March 31, 2003 compared to the same quarter in the prior year. The decrease in the average cost of interest-bearing liabilities accounted for the decrease in interest expense.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

                                                        THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                          MARCH 31, 2003                       MARCH 31, 2002
                                                                        DOLLARS IN THOUSANDS
                                                   AVERAGE                AVERAGE      AVERAGE                 AVERAGE
                                                   BALANCE    INTEREST   YIELD/COST    BALANCE   INTEREST   YIELD/COST
Assets:
Loans receivable (1)                               $228,764    $3,295       5.76%      $215,058    $3,527       6.56%
Investment securities (2)                            82,921     1,060       5.11         96,821     1,357       5.61
Interest-bearing overnight deposits                  14,669        42       1.15         11,762        52       1.77
                                                   --------    ------     ------       --------    ------     ------
  Total interest-earning assets (4)                 326,354     4,397       5.39        323,641     4,936       6.10
Non interest-earning assets                          21,001                              22,414
                                                   --------                            --------
  Total assets                                     $347,355                            $346,055
                                                   ========                            ========
Liabilities and stockholders' equity
Interest-bearing checking                            33,018        36       0.44         31,320        36       0.46
Money market investment accounts                     22,485        54       0.96         27,465        86       1.25
Passbook and statement savings                       29,321        80       1.09         27,060       102       1.51
Certificates of deposit                             158,776       999       2.52        154,984     1,454       3.75
FHLB advances                                        21,900       276       5.05         23,444       286       4.88
                                                   --------    ------     ------       --------    ------     ------
  Total interest-bearing liabilities                265,500     1,445       2.18        264,273     1,964       2.97
Non interest-bearing liabilities                     19,356                              17,321
                                                   --------                            --------
  Total liabilities                                 284,856                             281,594
Stockholders' equity                                 62,499                              64,461
                                                   --------                            --------
  Total liabilities and stockholders' equity       $347,355                            $346,055
                                                   ========                            ========

Net interest income                                            $2,952                              $2,972
                                                               ======                              ======
Interest rate spread                                                        3.21%                               3.13%
Net interest margin (3)                                                     3.62%                               3.67%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    122.92%                             122.46%

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

     Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. We estimate the allowance using an allowance for loan losses model which takes into consideration all of these factors. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $60,000 and net charge-offs were $0 for the quarter ended March 31, 2003 compared with a provision of $60,000, and net charge-offs of $7,000 for the quarter ended March 31, 2002. Nonperforming loans were $4.4 million at both March 31, 2003 and September 30, 2002. The majority of the non-performing loans resulted from two unrelated, unique credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as these loans are well secured by property and equipment. The provision for the quarter ended March 31, 2003 was positively impacted by the decrease in charge-offs which was offset by the shift in the loan portfolio to commercial loans which receive higher allocations in the allowance for loan losses model. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

     During the quarter ended March 31, 2003 commercial and home equity loans continued to increase as well as the percentages of these loans to the total portfolio. Although these loans normally have a relatively short maturity management believes that there is greater risk inherent in these loans than the typical one-to-four family residential mortgage loan. Therefore, management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. The commercial loans that have been originated are loans made to businesses to either produce a product, sell a product or provide a service. Many of these loans are asset-based loans which are loans where repayment is based primarily on the cash flow from operations and secondarily on, the liquidation of assets such as inventory and accounts receivable.

     Other Income. Other income increased $119,000, or 15.4%, from $775,000 for the quarter ended March 31, 2002 to $894,000 for the quarter ended March 31, 2003. Commissions from sales of annuities and mutual funds increased $61,000, or 62.2% from $98,000 for the quarter ended March 31, 2002 to $159,000 for the quarter ended March 31, 2003. This increase results from higher sales of annuities and mutual funds. Mortgage banking income, net increased $102,000 from $357,000 for the quarter ended March 31, 2002 to $459,000 for the quarter ended March 31, 2003 as a result of higher loan sales. Proceeds from the sale of mortgage loans totaled $23.7 million for the quarter ended March 31, 2003 as compared to $16.7 million for the quarter ended March 31, 2002. The increased loan activity resulted from heavy mortgage loan refinancing activity which resulted from the attractive mortgage loan rates available in the marketplace. The Company recorded gains on the sale of investments of $47,000 for the quarter ended March 31, 2002 which were not present in the current quarter.

     Operating Expenses. Total operating expenses were $2.2 million for both the quarters ended March 31, 2003 and 2002. Compensation and related benefits expense decreased $161,000 from $1.6 million for the quarter ended March 31, 2002 to $1.4 million for the quarter ended March 31, 2003. Compensation and related benefits expense for the quarter ended March 31, 2002 included $260,000 of MRP expense which was not present in 2003 as the final vesting date for the MRPs was June 6, 2002. Partially offsetting this decrease was increased personnel expense related to increased number of employees and increased salary and benefit costs. Occupancy and equipment expense increased $73,000, or 23.4% from $311,000 for the quarter ended March 31, 2002 to $384,000 for the quarter ended March 31, 2003. This increase was primarily the result of increased depreciation on new equipment. Expenses incurred in operating real estate owned were $4,000 for the three months ended March 31, 2003 compared to income of $50,000 for the quarter ended March 31, 2002. During the quarter ended March 31, 2002, the rent receipts on real estate owned properties exceeded operating expenses by $50,000.

     Income Tax Expense. Income tax expense increased $72,000 from tax expense of $513,000 for the quarter ended March 31, 2002 to $585,000 for the quarter ended March 31, 2003. The effective tax rates were 37.0% and 35.7% for the quarters ended March 31, 2003 and 2002, respectively. The increase in the effective rate was primarily due to an increase in non-deductible expenses over the prior period.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

     Net Income. We recorded net income of $2.0 million for the six months ended March 31, 2003, an increase of $210,000, or 11.9% over the $1.8 million reported in the six months ended March 31, 2002. For the six months ended March 31, 2003, basic and diluted earnings per share were $0.70 and $0.67, respectively. The Company reported basic and diluted earnings per share for the six months ended March 31, 2002 of $0.59 and $0.56, respectively. The increase in net income resulted primarily from increased net interest income, increased other income and decreased operating expenses. These increases in income were partially offset by increased income taxes. The increase in the net interest income resulted from higher net interest margins. The average prime interest rate for the six months ended March 31, 2003 was 4.35%, a decrease of 61 basis points from 4.96% which was the average prime for the six months ended March 31, 2002. The rate decrease caused a greater reduction in the average rate paid on interest-bearing liabilities than the average yield on earning assets.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $134,000 or 2.3% for the six months ended March 31, 2003, compared to the same six months in the prior year. This increase reflects a $1.2 million decrease in interest income that was more than offset by the $1.3 million decrease in total interest expense. The average net interest margin increased 8 basis points from 3.58% for the six months ended March 31, 2002 to 3.66% for the six months ended March 31, 2003.

     Interest Income. The decrease in interest income for the six months ended March 31, 2003 was due a decrease in yield on interest-earning assets of 73 basis points from 6.24% for the six months ended March 31, 2002 to 5.51% for the six months ended March 31, 2003 that was partially offset by an increase of $225,000 in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $66,000 and the decreased yield decreased interest income by approximately $1.3 million. Average loans receivable increased $8.1 million for the six months ended March 31, 2003 compared with the prior year. This increase was offset in part by a decrease in average investment securities of $7.0 million and a decrease of $845,000 in average interest bearing overnight funds.

     Interest Expense. Interest expense decreased in the six months ended March 31, 2003 due to a decrease in average interest-bearing liabilities of $1.2 million and a decrease in the cost of interest-bearing liabilities of 99 basis points from 3.28% for the six months ended March 31, 2002 to 2.29% for the six months ended March 31, 2003. Average deposits decreased by $628,000 while average FHLB advances decreased $562,000 for the six months ended March 31, 2003 compared to the same six months in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $24,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $1.3 million.

     The following table presents average balances and average rates earned/paid by the Company for the six months ended March 31, 2003 compared to the six months ended March 31, 2002.

                                                           SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                             MARCH 31, 2003                  MARCH 31, 2002

                                                                       DOLLARS IN THOUSANDS
                                                   AVERAGE                  AVERAGE      AVERAGE                AVERAGE
                                                   BALANCE    INTEREST     YIELD/COST    BALANCE   INTEREST   YIELD/COST
Assets:
Loans receivable (5)                               $227,857    $6,667       5.85%        $219,783    $7,432      6.76%
Investment securities (6)                            83,906     2,212       5.27           90,909     2,579      5.67
Interest-bearing overnight deposits                  13,789        85       1.24           14,634       142      1.94
                                                   --------    ------     ------         --------    ------    ------
  Total interest-earning assets (8)                 325,552     8,964       5.51          325,326    10,153      6.24
Non interest-earning assets                          19,996                                22,119
                                                   --------                              --------
  Total assets                                     $345,548                              $347,445
                                                   ========                              ========
Liabilities and stockholders' equity
Interest-bearing checking                            33,369        74       0.45           31,060        77      0.49
Money market investment accounts                     21,945       112       1.02           28,167       205      1.45
Passbook and statement savings                       29,264       161       1.10           26,619       213      1.60
Certificates of deposit                             157,639     2,112       2.68          156,999     3,278      4.18
FHLB advances                                        21,077       553       5.25           21,639       562      5.19
                                                   --------    ------     ------         --------    ------    ------
  Total interest-earning liabilities                263,294     3,012       2.29          264,484     4,335      3.28
Non interest-earning liabilities                     20,055                                18,736
                                                   --------                              --------
  Total liabilities                                 283,349                               283,220
Stockholders' equity                                 62,199                                64,225
                                                   --------                              --------
  Total liabilities and stockholders' equity       $345,548                              $347,445
                                                   ========                              ========
Net interest income                                            $5,952                                $5,818
                                                               ======                                ======
Interest rate spread                                                        3.22%                                2.96%
Net interest margin (7)                                                     3.66%                                3.58%
Ratio of average interest-earning assets                                  123.65%                              123.00%

_________
(5) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(6)  Includes FHLB of Atlanta stock.
(7) Represents net interest income divided by the average balance of interest-earning assets.
(8) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for both the six months ended March 31, 2003 and 2002. The provision for loan losses was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses. The effects of this continued shift in the portfolio were offset to a certain degree in 2003 by a decrease in net loan charge-offs.

     Other Income. Other income increased $70,000, or 4.3%, from $1.6 million for the six months ended March 31, 2002 to $1.7 million for the six months ended March 31, 2003. Mortgage banking income, net increased $114,000 from $779,000 for the six months ended March 31, 2002 to $893,000 for the six months ended March 31, 2003. During the six months ended March 31, 2003, we sold fixed-rate mortgage loans held for sale of $48.6 compared with loan sales of $42.0 million for the six months ended March 31, 2002. Gains on sales of investment securities of $47,000 were recognized during the six months ended March 31, 2002 that were not present in the current year.

     Operating Expenses. Total operating expenses were $4.4 million for the six months ended March 31, 2003, a decrease of $122,000, or 2.7% over the $4.5 million recorded for the six months ended March 31, 2002. Compensation and related benefits expense decreased $347,000, or 11.0% from $3.1 million for the six months ended March 31, 2002 to $2.8 million for the six months ended March 31, 2003. Compensation and benefits expense for the six months ended March 31, 2002 included $520,000 of MRP expense which was not present in 2003 as the final vesting date for the MRPs was June 6, 2002. Partially offsetting this decrease was increased personnel expense related to the increased number of employees and increased salary and benefit costs. The Company recognized income from real estate operations of $32,000 during the six months ended March 31, 2002 compared to expenses of $9,000 in the six months ended March 31, 2003.

     Income Tax Expense. Income tax expense increased $116,000 from tax expense of $1.0 million for the six months ended March 31, 2002 to $1.2 million for the six months ended March 31, 2003. The increase resulted from a $326,000 increase in income before income taxes. The effective tax rates were 36.9% and 37.0% for the six months ended March 31, 2003 and 2002, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amount represents credit and interest rate risk are summarized as follows:

                                                                       March 31, 2003            September 30, 2002
                                                                       --------------            ------------------
                                                                                 (dollars in thousands)
         Commitments to originate new loans                                 $1,787                     $1,435
         Commitments to originate new loans held for sale                       --                         --
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                    64,409                     56,200
         Commercial letters of credit                                          265                        266
         Commitments to sell loans held for sale                             4,710                     16,371

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

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At March 31, 2003, the agreed-upon price of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of March 31, 2003

                                                        Payments due by period
                                                        ----------------------
                                                        (Dollars in thousands)
                                                        ----------------------
                                    Less than
                                       1 year         1-3 years         4-5 years        Over 5 years          Total
                                    ----------        ---------         ---------        ------------          ----
Deposits                            $230,882           19,920             8,004              --               258,806
Long-term borrowings                      --               --            20,000              --                20,000
Lease obligations                         19               56                42              38                   155
                                    --------           ------            ------             ---               -------
Total contractual cash
    obligations                     $230,901           19,976            28,046              38               278,961
                                    ========           ======            ======             ===               =======

ASSET QUALITY

     At March 31, 2003, we had approximately $4.6 million in non-performing assets (nonaccrual loans and real estate owned) or 1.32% of total assets. At September 30, 2002, non-performing assets were $4.4 million or 1.25% of total assets. At March 31, 2003 and September 30, 2002, impaired loans totaled $3.8 million and $3.7 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at March 31, 2003 result from three unrelated commercial loan customers, all of which have loans secured by commercial real estate and business assets in Alamance County. At March 31, 2003, the entire $3.8 million of the impaired loans were on non-accrual status, and their related reserve for loan losses totaled $210,000. The average carrying value of impaired loans was $3.7 million during the three and six months ended March 31, 2003, respectively. Interest income of $75,000 and $117,000 has been recorded on impaired loans on a cash basis in the three and six months ended March 31, 2003, respectively. The Bank's net charge-offs for the three and six months ended March 31, 2003 were $0 and $2,000, respectively. The Bank's allowance for loan losses was $3.8 million at March 31, 2003 compared with $3.7 million at September 30, 2002 and $3.6 million at March 31, 2002. As a result of our continued , gradual shift toward commercial, construction, consumer and home equity loans, the recent decrease in residential mortgage loans, the modest increase in non-performing loans as a percentage of total loans as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to 1.69% at March 31, 2003 compared to 1.67% at September 30, 2002.

     The following table presents an analysis of our nonperforming assets:

                                                              At                    At                       At
                                                            March 31,           September 30,              March 31,
                                                              2003                  2002                     2002
                                                              ----                  ----                     ----
Nonperforming loans:
Nonaccrual loans                                             $  4,414             $  4,204                $ 1,747
Loans 90 days past due and accruing                                --                   --                     --
Restructured loans                                                 --                   --                     --
                                                             --------              -------                -------
Total nonperforming loans                                       4,414                4,204                  1,747
Other real estate                                                 177                  183                  2,252
                                                             --------              -------                -------
Total nonperforming assets                                   $  4,591              $ 4,387                $ 3,999
                                                             ========              =======                =======
Nonperforming loans to loans receivable, net                     1.97%                1.91%                  0.83%
Nonperforming assets as a percentage
 of loans and other real estate owned                            2.05%                1.99%                  1.88%
Nonperforming assets to total assets                             1.32%                1.25%                  1.16%

Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets:

substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2003, we had $5.1 million in classified assets consisting of $5.0 million in substandard and loss loans and $177,000 in real estate owned. At September 30, 2002, we had $5.1 million in substandard assets consisting of $4.9 million in loans and $183,000 million in real estate owned.

In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At March 31, 2003, we have identified approximately $1.1 million in assets classified as special mention and $30.7 million as watch.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 2003, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $31.4 million. We have other sources of liquidity should we need additional funds. During the three and six months ended March 31, 2003, we sold loans totaling $23.7 million and $48.6 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $64.1 million at March 31, 2003.

     We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2003, we had $1.8 million in commitments to originate new loans, $64.4 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $265,000 in standby letters of credit. At March 31, 2003, certificates of deposit, which are scheduled to mature within one year, totaled $127.4 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2003 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At March 31, 2003, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 per share to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at March 31, 2003 was 18.0%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.10, $0.08 and $0.08 for each of the three months ended March 31, 2003, September 30, 2002 and March 31, 2002, respectively. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended March 31, 2003, September 30, 2002 and March 31, 2002 was 29.4%, 26.4% and 27.6%, respectively.

ACCOUNTING MATTERS

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of), it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of disposal transactions on the ongoing operations of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on October 1, 2002 did not have a material impact on the Company's consolidated financial statements.


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


In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers.) The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2003 is $265,000. At March 31, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.


In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure' (SFAS 148) an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of SFAS 148 have resulted in enhanced disclosures for the Company's stock-based employee compensation plan effective January 1, 2003.


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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on January 28, 2003. At this meeting 2,574,001 shares of the Company's common stock were represented in person or by proxy.

Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                     Votes in Favor               Votes
   Nominee                           of Election                 Withheld

   Bernie C. Bean                     2,571,002                    2,999
   James C. McGill                    2,561,735                   12,226
   Virgil L. Stadler                  2,570,478                    3,523

There were no broker nonvotes on the matter.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits.
     --------

     99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.) Reports on Form 8-K.
     -------------------

     On March 20, 2003, the Company filed a report on Form 8-K regarding its March 19, 2003 news release in which it announced an increase in its cash dividend to $0.10 per share. The full text news release dated March 19, 2003 was attached as Exhibit 99(a) to this Form 8-K filing.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1ST STATE BANCORP, INC.


                                    /s/ James C. McGill
Date:  May 14, 2003                 --------------------------------------------
                                    James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ A. Christine Baker
Date:  May 14, 2003                 --------------------------------------------
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


Date: May 14, 2003

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

Date: May 14, 2003


                                By: /s/ A. Christine Baker
                                    ------------------------------------
                                    Name:  A. Christine Baker
                                    Title: Secretary, Treasurer and
                                            Chief Financial Officer