Form 10-Q
period 2003-06-30
1ST STATE BANCORP INC
filed 2003-08-14
CIK 1074078

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003


 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1st STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Virginia                                                 56-2130744
-------------------------------                                    ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

445 S. Main Street, Burlington, North Carolina                             27215
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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of August 8, 2003, the issuer had 2,973,066 shares of common stock issued and outstanding.

                                    CONTENTS
                                                                           PAGE
                                                                           -----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2003 (unaudited)
          and September 30, 2002...............................................3

         Consolidated Statements of Income for the Three Months
          Ended June 30, 2003 and 2002 (unaudited).............................4

         Consolidated Statements of Income for the Nine Months
          Ended June 30, 2003 and 2002 (unaudited).............................5

         Consolidated Statements of Stockholders' Equity and
          Comprehensive Income for the Nine Months Ended
          June 30, 2003 and 2002 (unaudited)...................................6

         Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2003 and 2002 (unaudited).............................7

         Notes to Consolidated Financial Statements............................9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........24

Item 4.  Controls and Procedures..............................................25


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings....................................................26

Item 2.  Changes in Securities and Use of Proceeds............................26

Item 3.  Defaults Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders..................26

Item 5.  Other Information....................................................26

Item 6.  Exhibits and Reports on Form 8-K.....................................26


SIGNATURES....................................................................27

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2003 AND SEPTEMBER 30, 2002
                        (In Thousands, except share data)

                                                                                   AT                    AT
                                                                                JUNE 30,           SEPTEMBER 30,
                                                                                  2003                  2002
                                                                           ------------------     ---------------

                                                                             (Unaudited)
                                      ASSETS

Cash and cash equivalents                                                   $    32,058              18,865
Investment securities:
     Held to maturity (fair value of $15,527 and $11,558
         at  June 30, 2003 and September 30, 2002, respectively)                 15,098              11,114
     Available for sale (cost of $60,024 and $77,213
         at June 30, 2003 and September 30, 2002, respectively)                  60,739              78,572
Loans held for sale, at lower of cost or fair value                               9,484               6,798
Loans receivable (net of allowance for loan losses of $3,902 and $3,732 at June 30, 2003 and September 30, 2002,
    respectively)                                                               223,661             220,047
Real estate owned                                                                    80                 183
Federal Home Loan Bank stock, at cost                                             1,000               1,750
Premises and equipment                                                            8,448               7,972
Accrued interest receivable                                                       1,549               2,272
Other assets                                                                      2,803               2,896
                                                                            -----------          ----------
             Total assets                                                   $   354,920             350,469
                                                                            ===========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              260,211             260,667
  Advances from Federal Home Loan Bank                                           20,000              20,000
  Advance payments by borrowers for property taxes and insurance                    336                  54
  Dividend payable                                                                  297                 241
  Other liabilities                                                              10,953               7,938
                                                                            -----------          ----------
          Total liabilities                                                     291,797             288,900
                                                                            -----------          ----------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,975,600 and 3,008,682 shares issued and outstanding
         at  June 30, 2003 and September 30, 2002, respectively                      33                  33
   Additional paid-in capital                                                    35,730              35,623
   Unallocated ESOP shares                                                       (3,291)             (3,739)
   Deferred compensation payable in treasury stock                                5,466               5,466
   Treasury stock                                                               (12,695)            (11,899)
   Retained income - substantially restricted                                    37,445              35,258
   Accumulated other comprehensive income - net unrealized
        gain on investment securities available for sale                            435                 827
                                                                            -----------          ----------

        Total stockholders' equity                                               63,123              61,569
                                                                            -----------          ----------
        Total liabilities and stockholders' equity                          $   354,920             350,469
                                                                            ===========          ==========

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In Thousands, Except per Share Data)

                                   (UNAUDITED)

                                                                          FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                          2003                2002
                                                                       ----------         -----------
Interest income:
   Interest and fees on loans                                          $   3,097              3,502
   Interest and dividends on investments                                     982              1,413
   Overnight deposits                                                         43                 50
                                                                       ---------          ---------
         Total interest income                                             4,122              4,965
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                       1,040              1,475
    Borrowings                                                               273                281
                                                                       ---------          ---------
         Total interest expense                                            1,313              1,756
                                                                       ---------          ---------

         Net interest income                                               2,809              3,209

Provision for loan losses                                                     60                 60
                                                                       ---------          ---------
         Net interest income after provision for loan losses               2,749              3,149
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     218                209
   Commissions from sales of annuities and mutual funds                      100                131
   Mortgage banking income, net                                              457                171
   Securities gains, net                                                     103                 --
   Other                                                                      65                 47
                                                                       ---------          ---------
         Total other income                                                  943                558
                                                                       ---------          ---------

Operating expenses:
   Compensation and related benefits                                       1,348              1,512
   Occupancy and equipment                                                   353                315
   Real estate operations, net                                                (2)               (24)
   Other expenses                                                            443                376
                                                                       ---------          ---------
         Total operating expenses                                          2,142              2,179
                                                                       ---------          ---------

         Income before income taxes                                        1,550              1,528

Income taxes                                                                 562                542
                                                                       ---------          ---------

         Net income                                                    $     988                986
                                                                       =========          =========

         Earnings per share:

         Basic                                                         $    0.35          $    0.32
         Diluted                                                       $    0.34          $    0.31

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                      (In Thousands, Except per Share Data)

                                   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ----------------------------
                                                                          2003               2002
                                                                       ----------         ---------
Interest income:
   Interest and fees on loans                                          $   9,764             10,934
   Interest and dividends on investments                                   3,194              3,993
   Overnight deposits                                                        128                191
                                                                       ---------          ---------
         Total interest income                                            13,086             15,118
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                       3,500              5,248
    Borrowings                                                               825                843
                                                                       ---------          ---------
         Total interest expense                                            4,325              6,091
                                                                       ---------          ---------

         Net interest income                                               8,761              9,027

Provision for loan losses                                                    180                180
                                                                       ---------          ---------
         Net interest income after provision for loan losses               8,581              8,847
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     648                675
   Commissions from sales of annuities and mutual funds                      346                351
   Mortgage banking income, net                                            1,350                950
   Securities gains, net                                                     103                 47
   Other                                                                     183                153
                                                                       ---------          ---------
         Total other income                                                2,630              2,176
                                                                       ---------          ---------

Operating expenses:
   Compensation and related benefits                                       4,149              4,660
   Occupancy and equipment                                                 1,088                929
   Real estate operations, net                                                 7                (56)
   Other expenses                                                          1,282              1,153
                                                                       ---------          ---------
         Total operating expenses                                          6,526              6,686
                                                                       ---------          ---------

         Income before income taxes                                        4,685              4,337

Income taxes                                                               1,717              1,582
                                                                       ---------          ---------

Net income                                                             $   2,968              2,755
                                                                       =========          =========

Earnings per share:
         Basic                                                         $    1.06          $    0.91
         Diluted                                                       $    1.01          $    0.87

See accompanying notes to the consolidated financial statements.


                                                              1st STATE BANCORP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)
                                                                       (In Thousands)
                                                                                                           Deferred
                                                                                                         compensation
                                                             Additional   Unallocated       Unearned       payable in
                                                  Common       paid-in       ESOP         Compensation      treasury
                                                   stock       capital      shares            MRP           stock
                                                   -----       -------      ------            ---           ------


Balance at September 30, 2001                      $33          35,588       (4,373)         (518)          4,173

Comprehensive income:
     Net income                                     --            --            --              --             --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $22                   --            --            --              --             --


     Total comprehensive income
Allocation of ESOP shares                           --            22           478              --             --
Deferred compensation                               --            --            --              --            298
Acquisition of treasury shares                      --            --            --              --             --
Vesting of MRP shares                               --            --            --             518             --
Cash dividends declared ($0.24 per share)           --            --            --              --             --
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                        --            --            --              --             --
                                                   ---        ------       -------           -----          -----

Balance at June 30, 2002                           $33        35,610        (3,895)             --          4,471
                                                   ===        ======       =======           =====          =====

Balance at September 30, 2002                      $33        35,623        (3,739)             --          5,466

Comprehensive income:
     Net income                                     --            --            --              --             --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $252                  --            --            --              --             --

     Total comprehensive income

Allocation of ESOP shares                           --           107           448              --             --

Acquisition of treasury shares                      --            --            --              --             --
Cash dividends declared ($0.28 per share)           --            --            --              --             --

Cash dividends on unallocated ESOP shares           --            --            --              --             --
                                                   ---        ------       -------           -----          -----

Balance at June 30, 2003                           $33        35,730        (3,291)             --          5,466
                                                   ===        ======       =======           =====          =====


                                                                                               Accumulated
                                                                                                  other           Total
                                                               Treasury        Retained       comprehensive   stockholders'
                                                                stock           Income        income (loss)      equity
                                                                ------          ------        -------------      ------

Balance at September 30, 2001                                  (4,173)         32,404             510           63,644

Comprehensive income:

     Net income                                                    --           2,755              --            2,755
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $22                                  --              --             (32)             (32)
                                                                                                                ------
     Total comprehensive income                                                                                  2,723
Allocation of ESOP shares                                          --              --              --              500
Deferred compensation                                              --              --              --              298
Acquisition of treasury shares                                   (298)             --              --             (298)
Vesting of MRP shares                                              --              --              --              518
Cash dividends declared ($0.24 per share)                          --            (790)             --             (790)
Cash dividends on unallocated ESOP shares
     and unvested MRP shares                                       --              69              --               69
                                                             --------          ------             ---           ------

Balance at June 30, 2002                                       (4,471)         34,438             478           66,664
                                                             ========          ======             ===           ======

Balance at September 30, 2002                                 (11,899)         35,258             827           61,569

Comprehensive income:
     Net income                                                    --           2,968              --            2,968
     Other comprehensive loss-unrealized
       loss on securities available-for-sale net
       of income taxes of $252                                     --              --            (392)            (392)
                                                                                                                ------
     Total comprehensive income
                                                                                                                 2,576
Allocation of ESOP shares                                          --              --              --              555
Acquisition of treasury shares                                   (796)             --              --             (796)
Cash dividends declared ($0.28 per share)                          --            (834)             --             (834)
Cash dividends on unallocated ESOP shares                          --              53              --               53
                                                             --------          ------             ---           ------

Balance at June 30, 2003                                      (12,695)         37,445             435           63,123
                                                             ========          ======             ===           ======

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                 (In Thousands)

                                                                                FOR THE NINE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 2003               2002
                                                                              ---------          -----------

Cash flows from operating activities:
   Net income                                                               $    2,968               2,755
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                               180                 180
           Depreciation                                                            557                 474
           Deferred tax expense                                                    137                 495
           Amortization of premiums and discounts, net                             (34)                (23)
           Deferred compensation                                                   180                 236
           Release of ESOP shares                                                  555                 500
           Vesting of MRP shares and dividends on unvested MRP shares               --                 712
           Loan origination fees and unearned discounts
               deferred, net of current amortization                               (66)                (63)
           Loss (gain) on sale of other real estate                                 11                  (4)
           Securities gains, net                                                  (103)                (47)
           Net (gain) loss on sale of loans                                       (302)                227
           Proceeds from loans held for sale                                    73,457              49,134
           Originations of loans held for sale                                 (75,841)            (47,264)
           Decrease (increase) in other assets                                     208                 (41)
           Decrease in accrued interest receivable                                 723                 371
           Increase in other liabilities                                         2,835                 713
                                                                            ----------           ---------

                  Net cash provided by operating activities                      5,465               8,355
                                                                            ----------           ---------



  Cash flows provided by (used in) investing activities:
       Purchase of FHLB stock                                                     (268)               (100)
       Proceeds from redemption of FHLB stock                                    1,018                  --
       Purchases of investment securities held to maturity                      (5,998)             (3,958)
       Purchases of investment securities available for sale                   (80,239)            (78,127)
       Proceeds from sales of investment securities available for sale           1,103               1,811
       Proceeds from maturities and issuer calls of investment securities
           available for sale                                                   96,473              42,923
       Proceeds from maturities and issuer calls of investment securities
           held to maturity                                                      2,003               6,004
       Net decrease (increase) in loans receivable                              (3,728)              6,646
       Proceeds from disposal of real estate acquired in
           settlement of loans                                                      92                 107
       Purchases of premises and equipment                                      (1,033)               (134)
                                                                            ----------           ---------

               Net cash provided by (used in) investing activities               9,423             (24,828)
                                                                            ----------           ---------


                               (Continued)

                     1st STATE BANCORP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (UNAUDITED)
                                 (In Thousands)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     2003                2002
                                                                                 -----------        -------------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                          $     (456)          $  10,877
   Advances from the Federal Home Loan Bank                                         13,000              29,000
   Repayments of advances from the Federal Home Loan Bank                          (13,000)            (29,000)
   Purchase of treasury stock                                                         (796)               (298)
   Dividends paid on common stock                                                     (725)               (721)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      282                 573
                                                                                ----------           ---------


 Net cash provided by (used in) financing activities                                (1,695)             10,431
                                                                                ----------           ---------

        Net increase (decrease) in cash and cash equivalents                        13,193              (6,042)

Cash and cash equivalents at beginning of period                                    18,865              25,981
                                                                                ----------           ---------

Cash and cash equivalents at end of period                                      $   32,058           $  19,939
                                                                                ==========           =========

Payments are shown below for the following:
       Interest                                                                 $    4,343           $   6,085
                                                                                ==========           =========

       Income taxes                                                             $    1,133           $   1,534
                                                                                ==========           =========

Noncash investing and financing activities:

  Deferred compensation to be settled in Company's stock                        $       --           $     298
                                                                                ==========           =========
  Unrealized losses on investment securities
       available for sale                                                       $     (644)          $     (54)
                                                                                ==========           =========

  Cash dividends declared but not paid                                          $      278           $     244
                                                                                ==========           =========

  Cash dividends on unallocated ESOP shares                                     $       53           $      69
                                                                                ==========           =========

  Transfer from loans to real estate acquired in settlement of loans            $       --           $     347
                                                                                ==========           =========

See accompanying notes to consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 2003 (UNAUDITED) AND SEPTEMBER 30, 2002

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

     The results of operations for the three and nine month periods ended June 30, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2003. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain amounts in the June 30, 2002 consolidated financial statements have been reclassified to conform with the presentation adopted in 2003. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 5 that is fully funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's stock-based benefit plans. There were no antidilutive stock options for the three and nine months ended June 30, 2003 and 2002. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                            THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                          2003                2002
                                                                       ----------         -----------
Average shares issued and outstanding                                    2,976,652          3,289,607
Less: Unvested MRP shares                                                       --            (31,038)
Less: Unallocated ESOP shares                                             (176,174)          (216,108)
                                                                       -----------        -----------
Average basic shares for earnings per share                              2,800,478          3,042,461
Add: Unvested MRP shares                                                        --             31,038
Add: Potential common stock pursuant to stock option plan                  123,595             90,660
                                                                       -----------        -----------
Average dilutive shares for earnings per share                           2,924,073          3,164,159
                                                                       ===========        ===========



                                                                              NINE MONTHS ENDED
                                                                                   JUNE 30,
                                                                          2003                2002
                                                                       ----------         -----------

Average shares issued and outstanding                                    2,991,761          3,289,607
Less: Unvested MRP shares issued                                                --            (38,464)
Less: Unallocated ESOP shares                                             (181,034)          (224,280)
                                                                       -----------        -----------
Average basic shares for earnings per share                              2,810,727          3,026,863
Add: Unvested MRP shares                                                        --             38,464
Add: Potential common stock pursuant to stock option plan                  124,192             88,561
                                                                       -----------        -----------
Average dilutive shares for earnings per share                           2,934,919          3,153,888
                                                                       ===========        ===========


NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11 year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and nine months ended June 30, 2003 and 2002, 7,644 and 7,179 and 22,932 and 24,382 shares of stock were committed to be released and approximately $185,000 and $172,000 and $555,000 and $500,000 of compensation expense was recognized, respectively.

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

     The expense  related to this plan for the three and nine months  ended June
30,  2003  and  2002  was  $60,000  and  $72,000  and  $180,000  and   $236,000,
respectively. This expense is included in compensation expense.

NOTE 6.  MANAGEMENT RECOGNITION PLAN

     The Company has a Management Recognition Plan ("MRP") which serves as a means of providing existing directors and officers of the Bank with an ownership interest in the Company. On June 6, 2000, restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The shares vest at a rate of 33 1/3% per year with a one-third immediate vest on the date of the grant and annually thereafter. The Company recorded no compensation expense associated with the MRP during the three and nine months ended June 30, 2003 as all shares became fully vested in June 2002. Compensation expense of $192,000 and $712,000 associated with the MRP was recorded during the three and nine months ended June 30, 2002, respectively.

NOTE 7.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000 the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock in fiscal year 2000. The exercise price per share is equal to the fair market value per share on the date of the grant of the option. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were exercised or granted during the three and nine months ended June 31, 2003 and 2002. At June 30, 2003, 316,312 options are outstanding, all of which are exercisable.

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

NOTE 8. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loans as an adjustment of income. Impairment reviews of MSRs are performed on a quarterly basis. As of June 30, 2003 and September 30, 2002 MSRs totaled $526,000 and $370,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $126,000 and $43,000 for the nine months ended June 30, 2003 and 2002, respectively.

NOTE 9. STANDBY LETTERS OF CREDIT

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $276,000. At June 30, 2003 the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

     Over the years, we have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and consumer loans, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans. These loans generally carry added risk when compared to a single family residential mortgage loan, so we have concurrently increased our allowance for loan losses as we have originated these loans.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND SEPTEMBER 30, 2002

     Total assets increased by $4.4 million or 1.3% from $350.5 million at September 30, 2002 to $354.9 million at June 30, 2003. As market rates remained low during the nine months ended June 30, 2003, many of the Company's callable investments were called by the issuers. The proceeds from investment maturities and calls totaled $98.5 million for the nine months ended June 30, 2003 compared with investment purchases of $86.2 million; therefore, total investment securities decreased from September 30, 2002. Cash and cash equivalents increased $13.2 million from $18.9 million at September 30, 2002 to $32.1 million at June 30, 2003 as a result of the decrease in investment securities. Loans receivable, net and loans held for sale increased by $3.7 million and $2.7 million, respectively. Deposits decreased by $456,000 from $260.7 million at September 30, 2002 to $260.2 million at June 30, 2003.

     Investment securities available for sale decreased $17.9 million from $78.6 million at September 30, 2002 to $60.7 million at June 30, 2003. During the nine months ended June 30, 2003, we purchased $80.2 million of securities available for sale and received $96.5 million in proceeds from maturities and issuer calls of investment securities available for sale. Investment securities held to maturity increased from $11.1 million at September 30, 2002 to $15.1 million at June 30, 2003 as $6.0 million of investment securities held to maturity were purchased during this period, and $2.0 million were called by the issuers.

     Loans held for sale increased by $2.7 million from $6.8 million at September 30, 2002 to $9.5 million at June 30, 2003. Loans receivable, net increased $3.7 million from $220.0 million at September 30, 2002 to $223.7 million at June 30, 2003. The increase in loans held for sale resulted from timing differences in the funding of loan sales. During the nine months ended June 30, 2003 our mortgage originations and prepayments continued at record levels. Mortgage rates declined to record low levels during this period, and many borrowers took advantage of this opportunity to refinance their existing mortgage loans. Mortgage loans secured by single family dwellings decreased by $16.8 million during this period as a result of the tremendous refinancing activity. During this same period, increases in commercial and home equity line loans more than offset this single family mortgage loan decrease.

     Stockholders' equity increased by $1.5 million from $61.6 million at September 30, 2002 to $63.1 million at June 30, 2003 as a result of net income of $3.0 million and release of ESOP shares of $555,000. These increases were offset by cash dividends to stockholders declared of $781,000, purchases of treasury stock of $796,000 and a net decrease in unrealized gain on available for sale securities of $392,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003
 AND 2002

     Net Income. We recorded net income of $988,000 for the quarter ended June 30, 2003, as compared to $986,000 for the quarter ended June 30, 2002, representing an increase of $2,000, or 0.2%. For the three months ended June 30, 2003, basic and diluted earnings per share were $0.35 and $0.34, respectively, compared to the basic and diluted earnings per share for the quarter ended June 30, 2002 of $0.32 and $0.31, respectively. The increase in net income resulted primarily from increased other income and decreased operating expenses that were offset partially by decreased net interest income and increased income tax expense. The decrease in net interest income resulted from lower net interest margins. The average prime interest rate for the quarter ended June 30, 2003 was 4.24%, a decrease of 51 basis points from 4.75% which was the average prime for the quarter ended June 30, 2002. The repricing of certificates of deposits, savings and money market investment accounts decreased the Company's cost of funds to partially offset the decrease in asset yield which resulted from the lower prevailing interest rates during the quarter ended June 30, 2003. Basic and diluted earnings per share was favorably impacted by the Company's stock repurchase plan which was approved in August 2002.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $400,000 or 12.7% for the three months ended June 30, 2003, compared to the same quarter in the prior year. This decrease results from a $843,000 decrease in interest income that was offset in part by the $443,000 decrease in total interest expense. The net interest income as a percentage of average earning assets decreased 44 basis points from 3.90% for the three months ended June 30, 2002 to 3.46% for the quarter ended June 30, 2003.

     Interest Income. The decrease in interest income for the three months ended June 30, 2003 was the result of a decrease in yield on interest-earning assets of 95 basis points from 6.03% for the three months ended June 30, 2002 to 5.08% for the three months ended June 30, 2003 and a $5.0 million decrease in average interest earning assets. Average loans receivable increased $13.1 million from $214.3 million for the quarter ended June 30, 2002 to $227.4 million for the quarter ended June 30, 2003. Average investment securities decreased $19.6 million for the quarter compared to the prior year. Average interest-bearing overnight funds increased $1.6 million for the quarter compared to the prior year. The decrease in asset yield resulted from the lower rates prevailing in the marketplace. The decrease in average interest earning assets decreased interest income by approximately $53,000 and the decrease in the average yield on interest earning assets decreased interest income by approximately $790,000.

     Interest Expense. Interest expense decreased in the three months ended June 30, 2003 due to a decrease in the cost of interest-bearing liabilities of 60 basis points from 2.61% for the three months ended June 30, 2002 to 2.01% for the three months ended June 30, 2003. Average interest-bearing deposits decreased by $6.5 million while average FHLB advances decreased $1.6 million for the three months ended June 30, 2003 compared to the same quarter in the prior year. The decrease in the average rate of interest-bearing liabilities decreased interest expense by approximately $385,000 and the decrease in the average interest-bearing liabilities decreased interest expense by approximately $58,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

                                                    THREE MONTHS ENDED               THREE MONTHS ENDED
                                                       JUNE 30, 2003                    JUNE 30, 2002
                                                                   DOLLARS IN THOUSANDS
                                               AVERAGE               AVERAGE    AVERAGE             AVERAGE
                                               BALANCE    INTEREST YIELD/COST   BALANCE  INTEREST YIELD/COST

Assets:
Loans receivable (1)                             $227,367   $3,097     5.45%    $214,339   $3,502      6.54%
Investment securities (2)                          82,245      982     4.78      101,822    1,413      5.55

Interest-bearing overnight deposits                14,687       43     1.16       13,174       50      1.51
                                                 --------   ------     ----     --------   ------      ----
  Total interest-earning assets (4)               324,299    4,122     5.08      329,335    4,965      6.03
Non interest-earning assets                        20,109                         22,601
                                                 --------                       --------
  Total assets                                   $344,408                       $351,936
                                                 ========                       ========

Liabilities and stockholders' equity
Interest-bearing checking                         $34,322       27     0.31      $32,836       38      0.47
Money market investment accounts                   23,876       55     0.92       26,232       83      1.26
Passbook and statement savings                     30,823       65     0.85       28,457      102      1.44
Certificates of deposit                           151,748      894     2.36      159,727    1,252      3.14
FHLB advances                                      20,000      272     5.45       21,593      281      5.20
                                                 --------   ------     ----     --------      ---      ----
  Total interest-bearing liabilities              260,769    1,313     2.01      268,845    1,756      2.61
Non interest-bearing liabilities                   20,797                         17,450
                                                 --------                       --------
  Total liabilities                               281,566                        286,295
Stockholders' equity                               62,842                         65,641
                                                 --------                       --------
  Total liabilities and stockholders' equity     $344,408                       $351,936
                                                 ========                       ========

Net interest income                                         $2,809                         $3,209
                                                            ======                         ======
Interest rate spread                                                   3.07%                           3.42%
Net interest margin (3)                                                3.46%                           3.90%
Ratio of average interest-earning assets
 to average interest-bearing liabilities                             124.36%                         122.50%

--------
 (1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
 (2) Includes FHLB of Atlanta stock.
 (3) Represents  net  interest   income  divided  by  the  average   balance  of
     interest-earning assets.
 (4) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. We estimate the allowance using an allowance for loan losses model which takes into consideration all of these factors. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $60,000 and net charge-offs were $8,000 for the quarter ended June 30, 2003 compared with a provision of $60,000, and net charge-offs of $0 for the quarter ended June 30, 2002. Nonperforming loans were $4.5 million at June 30, 2003 and $4.2 million September 30, 2002. The majority of the non-performing loans resulted from two unrelated, unique credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision for the periods presented as a result of these loans as these loans are well secured by property and equipment. The provision for the quarter ended June 30, 2003 reflects the shift in the loan portfolio to commercial loans which receive higher allocations in the allowance for loan losses model. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

     During the quarters ended June 30, 2003 and 2002 commercial and home equity loans continued to increase as well as the percentages of these loans to the total portfolio. Although these loans normally have a relatively short maturity management believes that there is greater risk inherent in these loans than the typical one-to-four family residential mortgage loan. Therefore, management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve. The commercial loans that have been originated are loans made to businesses to either produce a product, sell a product or provide a service. Many of these loans are asset-based loans which are loans where repayment is based primarily on the cash flow from operations and secondarily on, the liquidation of assets such as inventory and accounts receivable.

     Other Income. Other income increased $385,000, or 69%, from $558,000 for the quarter ended June 30, 2002 to $943,000 for the quarter ended June 30, 2003. Commissions from sales of annuities and mutual funds decreased $31,000, or 23.7% from $131,000 for the quarter ended June 30, 2002 to $100,000 for the quarter ended June 30, 2003. This decrease results from lower sales of annuities and mutual funds. Mortgage banking income, net increased $286,000 from $171,000 for the quarter ended June 30, 2002 to $457,000 for the quarter ended June 30, 2003 as a result of higher loan sales. Proceeds from the sale of mortgage loans totaled $24.7 million for the quarter ended June 30, 2003 as compared to $7.2 million for the quarter ended June 30, 2002. The increased loan activity resulted from heavy mortgage loan refinancing activity which resulted from the attractive mortgage loan rates available in the marketplace. The Company recorded gains on the sale of investments of $103,000 for the quarter ended June 30, 2003 which were not present in the prior quarter.

     Operating Expenses. Total operating expenses were $2.1 million for the quarter ended June 30, 2003 and $2.2 million for the quarter ended June 30, 2002. Compensation and related benefits expense decreased $200,000 from $1.5 million for the quarter ended June 30, 2002 to $1.3 million for the quarter ended June 30, 2003. Compensation and related benefits expense for the quarter ended June 30, 2002 included $192,000 of expense related to the vesting of the restricted stock awards which was not present in 2003 as the final vesting date for the restricted stock awards was June 6, 2002. Occupancy and equipment expense increased $38,000, or 12.1% from $315,000 for the quarter ended June 30, 2002 to $353,000 for the quarter ended June 30, 2003. This increase was primarily the result of increased depreciation on new equipment. During the quarter ended June 30, 2003, the rent receipts on real estate owned properties exceeded operating expenses by $2,000, compared with $24,000 in the prior year.

     Income Tax Expense. Income tax expense increased $20,000 from tax expense of $542,000 for the quarter ended June 30, 2002 to $562,000 for the quarter ended June 30, 2003. The effective tax rates were 36.3% and 35.5% for the quarters ended June 30, 2003 and 2002, respectively. The increase in the effective rate was primarily due to an increase in non-deductible expenses over the prior period.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

     Net Income. We recorded net income of $3.0 million for the nine months ended June 30, 2003, an increase of $200,000, or 7.1% over the $2.8 million reported in the nine months ended June 30, 2002. For the nine months ended June 30, 2003, basic and diluted earnings per share were $1.06 and $1.01, respectively. The Company reported basic and diluted earnings per share for the nine months ended June 30, 2002 of $0.91 and $0.87, respectively. The increase in net income resulted primarily from increased other income and decreased operating expenses. These increases in income were partially offset by decreased net interest income and increased income taxes. The decrease in the net interest income resulted from lower net interest margins. The average prime interest rate for the nine months ended June 30, 2003 was 4.32%, a decrease of 57 basis points from 4.89%, which was the average prime for the nine months ended June 30, 2002. The rate decrease caused a greater reduction in the average rate paid on interest-bearing liabilities than the average yield on earning assets. Basic and diluted earnings per share was favorably impacted by the Company's stock repurchase plan which was approved in August 2002.

     Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $266,000 or 2.9% for the nine months ended June 30, 2003, compared to the same nine months in the prior year. This increase reflects a $2.0 million decrease in interest income that was partially offset by the $1.8 million decrease in total interest expense. The average net interest margin decreased 10 basis points from 3.69% for the nine months ended June 30, 2002 to 3.59% for the nine months ended June 30, 2003.

     Interest Income. The decrease in interest income for the nine months ended June 30, 2003 was due to a decrease in the yield on interest-earning assets of 80 basis points from 6.17% for the nine months ended June 30, 2002 to 5.37% for the nine months ended June 30, 2003 as well as a decrease of $1.5 million in average interest-earning assets compared to the same period in the prior year. The decreased volume of average interest-earning assets decreased interest income by approximately $69,000 and the decreased yield decreased interest income by approximately $2.0 million. Average loans receivable increased $9.8 million for the nine months ended June 30, 2003 compared with the prior year. This increase was offset in part by a decrease in average investment securities of $11.2 million and a decrease of $9,000 in average interest bearing overnight funds.

     Interest Expense. Interest expense decreased in the nine months ended June 30, 2003 due to a decrease in average interest-bearing liabilities of $3.4 million and a decrease in the cost of interest-bearing liabilities of 85 basis points from 3.05% for the nine months ended June 30, 2002 to 2.20% for the nine months ended June 30, 2003. Average deposits decreased by $2.4 million and average FHLB advances decreased $1.0 million for the nine months ended June 30, 2003 compared to the same nine months in the prior year. The decrease in average interest-bearing liabilities decreased interest expense by approximately $79,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $1.7 million.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002.

                                                        NINE MONTHS ENDED                           NINE MONTHS ENDED
                                                           JUNE 30, 2003                              JUNE 30, 2002

                                                                          DOLLARS IN THOUSANDS

                                                 AVERAGE              AVERAGE          AVERAGE              AVERAGE
                                                 BALANCE    INTEREST  YIELD/COST       BALANCE     INTEREST YIELD/COST
Assets:
Loans receivable (5)                             $227,694     $9,764        5.72%      $217,934   $10,934    6.69%
Investment securities (6)                          83,352      3,194        5.11         94,589     3,993    5.63
Interest-bearing overnight deposits                14,088        128        1.21         14,097       191    1.81
                                                 --------     ------        ----       --------   -------    ----
  Total interest-earning assets (8)               325,134     13,086        5.37        326,620    15,118    6.17
Non interest-earning assets                        20,094                                22,270
                                                 --------                              --------
  Total assets                                   $345,228                              $348,890
                                                 ========                              ========

Liabilities and stockholders' equity
Interest-bearing checking                         $33,686        101        0.40       $ 31,658       115    0.48
Money market investment accounts                   22,649        167        0.98         27,504       288    1.39
Passbook and statement savings                     29,784        227        1.01         27,232       316    1.55
Certificates of deposit                           155,675      3,005        2.57        157,852     4,530    3.83
FHLB advances                                      20,718        825        5.31         21,697       842    5.18
                                                 --------     ------        ----       --------    ------    ----
  Total interest-earning liabilities              262,512      4,325        2.20        265,943     6,091    3.05
Non interest-earning liabilities                   20,517                                18,176
                                                 --------                              --------
  Total liabilities                               283,029                               284,119
Stockholders' equity                               62,199                                64,771
                                                 --------                              --------
  Total liabilities and stockholders' equity     $345,228                              $348,890
                                                 ========                              ========

Net interest income                                            $8,761                              $ 9,027
                                                               ======                              =======
Interest rate spread                                                        3.17%                            3.12%
Net interest margin (7)                                                     3.59%                            3.69%
Ratio of average interest-earning assets to
average interest-bearing liabilities                                      123.85%                          122.82%


(5) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(6)  Includes FHLB of Atlanta stock.
(7) Represents net interest income divided by the average balance of interest-earning assets.
(8) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $180,000 for both the nine months ended June 30, 2003 and 2002. The provision for loan losses in both periods was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses.

     Other Income. Other income increased $400,000, 18.2%, from $2.2 million for the nine months ended June 30, 2002 to $2.6 million for the nine months ended June 30, 2003. Mortgage banking income, net increased $400,000 from $950,000 for the nine months ended June 30, 2002 to $1.4 million for the nine months ended June 30, 2003. During the nine months ended June 30, 2003, we sold fixed-rate mortgage loans held for sale of $73.5 million compared with loan sales of $49.1 million for the nine months ended June 30, 2002. Gains on sales of investment securities of $103,000 were recognized during the nine months ended June 30, 2003 while gains on sales of investment securities of $47,000 were recognized during the nine months ended June 30, 2002. The non-interest income recognized in fiscal 2003 was positively impacted by the relatively low interest rates which increased the mortgage banking income and gains on investments over the prior year.

     Operating Expenses. Total operating expenses were $6.5 million for the nine months ended June 30, 2003, a decrease of $200,000, or 3.0% from the $6.7 million recorded for the nine months ended June 30, 2002. Compensation and related benefits expense decreased $500,000, or 10.6% from $4.7 million for the nine months ended June 30, 2002 to $4.2 million for the nine months ended June 30, 2003. Compensation and related benefits for the nine months ended June 30, 2002 included $712,000 of expense related to the vesting of restricted stock awards which was not present in 2003 as the final vesting date for the restricted stock awards was June 6, 2002. Partially offsetting this decrease was increased personnel expense related to the increased number of employees and increased salary and benefit costs. The Company recognized income from real estate operations of $56,000 during the nine months ended June 30, 2002 compared to expenses of $7,000 in the nine months ended June 30, 2003.

     Income Tax Expense. Income tax expense increased $100,000 from tax expense of $1.6 million for the nine months ended June 30, 2002 to $1.7 million for the nine months ended June 30, 2003. The increase resulted from a $348,000 increase in income before income taxes. The effective tax rates were 36.7% and 36.5% for the nine months ended June 30, 2003 and 2002, respectively.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amount represents credit and interest rate risk are summarized as follows:

                                                              June 30, 2003             September 30, 2002
                                                              -------------             ------------------
                                                                        (dollars in thousands)

Commitments to originate new loans                               $    1,421                  $    1,435
Commitments to originate new loans held for sale                        881                          --
Unfunded commitments to extend credit under existing
     equity line and commercial lines of credit                      56,060                      56,200
Commercial letters of credit                                            276                         266
Commitments to sell loans held for sale                              20,169                      16,371

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At June 30, 2003, the agreed-upon price of these commitments exceeded the book value of the loans to be sold. The fair value of these commitments at June 30, 2003 was not considered material.

CONTRACTUAL OBLIGATIONS

As of June 30, 2003

Payments due by period
----------------------

(Dollars in thousands)
----------------------

                                        Less than
                                         1 year               1-3 years         4-5 years        Over 5 years      Total
                                    -----------------         ---------         ---------        ------------      -----

Deposits                             $      229,410             20,883              9,918               --       260,211
Long-term borrowings                             --                 --             20,000               --        20,000
Lease obligations                                19                 56                 42               38           155
                                     --------------             ------             ------           ------       -------
Total contractual cash
    obligations                      $      229,429             20,939             29,960               38       280,366
                                     ==============             ======             ======           ======       =======


ASSET QUALITY

     At June 30, 2003, we had approximately $4.6 million in non-performing assets (nonaccrual loans and real estate owned) or 1.30% of total assets. At September 30, 2002, non-performing assets were $4.4 million or 1.25% of total assets. At June 30, 2003 and September 30, 2002, impaired loans totaled $3.8 million and $3.7 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at June 30, 2003 result from three unrelated commercial loan customers, all of which have loans secured by commercial real estate and business assets in Alamance County. At June 30, 2003, the entire $3.8 million of the impaired loans were on non-accrual status, and their related reserve for loan losses totaled $210,000. The average carrying value of impaired loans was $3.8 million and $3.7 million during the three and nine months ended June 30, 2003, respectively. Interest income of $42,000 and $159,000 has been recorded on impaired loans on a cash basis in the three and nine months ended June 30, 2003, respectively. The Bank's net charge-offs for the three and nine months ended June 30, 2003 were $8,000 and $10,000, respectively. The Bank's allowance for loan losses was $3.9 million at June 30, 2003 compared with $3.7 million at September 30, 2002 and $3.7 million at June 30, 2002. As a result of our continued , gradual shift toward commercial, construction, consumer and home equity loans, the recent decrease in residential mortgage loans, the modest increase in non-performing loans as a percentage of total loans as well as the continued decline in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees increased to 1.71% at June 30, 2003 compared to 1.67% at September 30, 2002.

         The following table presents an analysis of our nonperforming assets:
                                                                       (Dollars in thousands)
                                                              At                      At                    At
                                                          June 30,              September 30,            June 30,
                                                            2003                    2002                   2002
                                                            ----                    ----                   ----
Nonperforming loans:
Nonaccrual loans                                           $4,501                 $  4,204              $  3,728
Loans 90 days past due and accruing                            --                       --                    --
Restructured loans                                             --                       --                    --
                                                           ------                 --------              --------
Total nonperforming loans                                   4,501
                                                                                     4,204                 3,728
Other real estate                                              80                      183                 2,226
                                                           ------                 --------              --------
Total nonperforming assets                                 $4,581                 $  4,387              $  5,954
                                                           ======                 ========              ========

Nonperforming loans to loans receivable, net                 2.01%                    1.91%                 1.73%
Nonperforming assets as a percentage
 of loans and other real estate owned                        2.05%                    1.99%                 2.74%
Nonperforming assets to total assets                         1.29%                    1.25%                 1.69%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2003, we had $5.0 million in classified assets consisting of $4.9 million in substandard and loss loans and $80,000 in real estate owned. At September 30, 2002, we had $5.1 million in substandard assets consisting of $4.9 million in loans and $183,000 million in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At June 30, 2003, we have identified approximately $1.1 million in assets classified as special mention and $36.5 million as watch. Included in the watch asset total are six loans with an aggregate outstanding balance of $4.5 million at June 30, 2003 to entities affiliated with one of our directors. In addition, the director has the ability to borrow an additional $403,000 from us under line of credits. All the loans are secured by a first lien on all company assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director has personally guaranteed repayment of the loans. At June 30, 2003, such loans were current with respect to their payment terms and were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in July 2003, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, these loans may become a nonperforming asset in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2003, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $32.0 million. We have other sources of liquidity should we need additional funds. During the three and nine months ended June 30, 2003, we sold loans totaling $24.7 million and $73.5 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $70.2 million at June 30, 2003.

     We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2003, we had $2.3 million in commitments to originate new loans, $53.9 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $276,000 in standby letters of credit. At June 30, 2003, certificates of deposit, which are scheduled to mature within one year, totaled $125.3 million. We believe that a significant portion of such deposits will remain with us.

     The FDIC requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2003 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At June 30, 2003, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 per share to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at June 30, 2003 was 17.8%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.10, $0.08 and $0.08 for each of the three months ended June 30, 2003, September 30, 2002 and June 30, 2002, respectively. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended June 30, 2003, September 30, 2002 and June 30, 2002 was 29.4%, 26.4% and 25.8%, respectively.

ACCOUNTING MATTERS

     On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supercedes SFAS No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), it retains many of the fundamental provisions of SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions) for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends the reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Adoption of SFAS No. 144 on October 1, 2002 did not have a material impact on the Company's consolidated financial statements.

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


     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers.) The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2003 is $276,000. At June 30, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS No. 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS No. 133). This statement clarifies when a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative instrument contains a financing component, amends the definition of an underlying to conform it to language used in Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. This Statement requires that contracts with comparable characteristics be accounted for similarly. This Statement is effective for most contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. For contracts with forward purchases or sales of TBA-type securities or other securities that do not yet exist, this Statement is effective for both existing contracts and new contracts entered into after June 30, 2003. All provisions of this Statement should be applied prospectively. Adoption of SFAS No. 149 on July 1, 2003 did not have a material effect on the Company's consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS No. 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Adoption of SFAS No. 150 on July 1, 2003 did not have a material effect on the Company's consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  report,  management  of the
Company  carried  out  an  evaluation,   under  the  supervision  and  with  the
participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. It should be noted that the design of the Company's disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company's principal executive and financial officers have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

     In addition, there have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits.
     --------

     31.1 Rule 13a-14(a) Certification of Chief Executive Officer

     31.2 Rule 13a-14(a) Certification of Chief Financial Officer

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b.) Reports on Form 8-K.
     -------------------

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

     DATE OF REPORT        ITEM(S) REPORTED           FINANCIAL STATEMENTS FILED
     --------------        ----------------           --------------------------

     January 28, 2003      7, 12                      N/A

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    1st STATE BANCORP, INC.


Date:  August 14, 2003              /s/James C. McGill
                                    --------------------------------------------
                                    James C. McGill
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date:  August 14, 2003              /s/A. Christine Baker
                                    --------------------------------------------
                                    A. Christine Baker
                                    Executive Vice President
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)