Form 10-K
period 2003-09-30
1ST STATE BANCORP INC
filed 2003-12-29
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------
                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the fiscal year ended September 30, 2003

                                      OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                           Commission File No. 0-25859
                                               -------

                             1st STATE BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          VIRGINIA                                              56-2130744
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA                     27215
-----------------------------------------------              -------------------
(Address of Principal Executive Offices)                         (Zip Code)

       Registrant's telephone number, including area code: (336) 227-8861
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes    No X
                                        ---   ---

     As of December 12, 2003, the aggregate market value of the 1,524,779 shares of Common Stock of the registrant issued and outstanding held by nonaffiliates on such date was approximately $45.0 million based on the closing sale price of $29.50 per share of the registrant's Common Stock as listed on the Nasdaq National Market on December 12, 2003. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

     Number of shares of Common  Stock  outstanding  as of  December  12,  2003:
2,971,902

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

     1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2003. (Parts II and IV)

     2. Portions of Proxy Statement for 2004 Annual Meeting of Stockholders. (Part III)

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

LENDING ACTIVITIES

     Loan Portfolio Composition. At September 30, 2003, our gross loan portfolio totaled $234.5 million and represented 64.7% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2003, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report to Stockholders for the fiscal year ended September 30, 2003 (the "Annual Report").

                                                                            At September 30,
                                    -----------------------------------------------------------------------------------------------
                                         2003               2002               2001                 2000                1999
                                    ---------------   ----------------   -----------------   ------------------ --------------------
                                     Amount     %      Amount       %     Amount        %     Amount      %       Amount       %
                                     ------   -----    ------     -----   ------      -----   ------     ----     ------     ----
                                                                          (Dollars in thousands)
Real estate loans:
  Single-family residential........$  47,728   20.35%  $  66,708   28.00% $  86,886   37.33%  $  97,989   41.27% $  90,883   44.06%
  Commercial.......................   35,214   15.01      34,431   14.45     40,957   17.60      46,525   19.59     40,816   19.79
  Home equity......................   29,188   12.45      24,878   10.44     22,167    9.52      21,225    8.94     18,888    9.16
  Construction.....................   16,580    7.07      33,080   13.88     19,230    8.26      21,991    9.26     16,496    8.00
                                    --------  ------   ---------  ------  ---------  ------    --------  ------  ---------  ------
    Total real estate loans........  128,710   54.88     159,097   66.77    169,240   72.71     187,730   79.06    167,083   81.01
Commercial.........................  100,149   42.70      72,061   30.24     56,938   24.46      42,949   18.09     32,502   15.76
Consumer...........................    5,684    2.42       7,117    2.99      6,583    2.83       6,782    2.85      6,658    3.23
                                    --------  ------   ---------  ------  ---------  ------    --------  ------  ---------  ------
                                     234,543  100.00%    238,275  100.00%   232,761  100.00%    237,461  100.00%   206,243  100.00%
                                    --------  ======   ---------  ======  ---------  ======    --------  ======  ---------  ======
Less:
  Construction loans in process....   (4,870)            (14,273)            (6,573)             (9,972)            (7,289)
  Deferred fees and discounts......      (92)               (223)              (291)               (358)              (208)
  Allowance for loan losses........   (3,856)             (3,732)            (3,612)             (3,536)            (3,454)
                                    --------           ---------          ---------             --------         ---------
    Total.......................... $225,725           $ 220,047          $ 222,285             $223,595         $ 195,292
                                    ========           =========          =========             ========         =========

     Loan Maturity Schedule. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

                                                            Due After 1
                                       Due During              Through                Due After
                                     the Year Ending        5 Years After           5 Years After
                                   September 30, 2004    September 30, 2003      September 30, 2003         Total
                                   ------------------    ------------------      ------------------         -----
                                                           (In thousands)
Real estate loans:
  Single-family residential.........  $     2,350             $     4,796             $    40,582         $   47,728
  Commercial........................        6,792                  16,057                  12,365             35,214
  Home equity.......................          719                   2,890                  25,579             29,188
  Construction......................        7,600                   4,078                      32             11,710
Commercial..........................       47,307                  32,171                  20,671            100,149
Consumer............................        2,543                   3,075                      66              5,684
                                      -----------             -----------             -----------         ----------
    Total...........................  $    67,311             $    63,067             $    99,295         $  229,673
                                      ===========             ===========             ===========         ==========



     The following table sets forth at September 30, 2003, the dollar amount of all loans due one year or more after September 30, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                     Predetermined        Floating or
                                                          Rate          Adjustable Rates      Total
                                                     -------------      ----------------      -----
                                                                        (In thousands)
Real estate loans:
  Single-family residential........................  $    21,720          $   23,658      $   45,378
  Commercial.......................................        8,705              19,717          28,422
  Home equity......................................           93              28,376          28,469
  Construction.....................................          989               3,121           4,110
Commercial.........................................       12,634              40,208          52,842
Consumer ..........................................        2,535                 606           3,141
                                                     -----------          ----------      ----------
    Total..........................................  $    46,676          $  115,686      $  162,362
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

     The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                                                          Year Ended September 30,
                                                                   2003              2002               2001
                                                                  ------            ------             ------
                                                                                (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential.................................  $  100,076          $  69,434          $  54,284
    Commercial................................................      16,505             17,613              4,735
    Home equity...............................................      20,469             15,989             11,855
    Construction..............................................       9,808             23,565             13,393
                                                                ----------          ---------          ---------
    Total real estate loans...................................     146,858            126,601             84,267
  Commercial..................................................      33,830             26,398             36,147
  Consumer....................................................       5,730              7,310              6,918
                                                                ----------          ---------          ---------
      Total loans originated..................................  $  186,418          $ 160,309          $ 127,332
                                                                ==========          =========          =========
Loans purchased:
  Real estate loans...........................................  $       50          $     100          $     345
  Other loans.................................................          --                 --                 --
                                                                ----------          ---------          ---------

     Total loans purchased....................................  $       50          $     100          $     345
                                                                ==========          =========          =========

Proceeds from loans sold (1):.................................  $  103,739          $  62,712          $  47,936
                                                                ==========          =========          =========

------------------
(1) All loans sold were whole loans.

     We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2003, 2002 and 2001, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

     In recent years, and particularly during the years ended September 30, 2003 and 2002, we have sold the majority of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2003, 2002 and 2001, we sold $103.7 million, $62.7 million and $47.9 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

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

     Under these limits, our loans to one borrower were limited to $8.6 million at September 30, 2003. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2003, our ten largest lending relationships ranged in size from $3.3 million to $7.0 million.

     Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family, residential real estate loans in our market area. At September 30, 2003, single-family, residential mortgage loans, excluding home equity loans, totaled $47.7 million, or 20.3% of our gross loan portfolio.

     We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2003, $21.9 million, or 9.3%, of our gross loan portfolio was comprised of fixed-rate, single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

     We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2003, $25.8 million, or 54.1%, of our single-family residential mortgage loans were adjustable-rate loans.

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

     Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $4.2 million. At September 30, 2003, our commercial real estate loans totaled $35.2 million, which amounted to 15.0%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on the prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

     Home Equity Loans. At September 30, 2003, we had approximately $29.2 million in home equity line of credit loans, representing approximately 12.5% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 90% of the value of the real estate security.

     Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make acquisition and development loans to local developers to acquire and develop land for sale to builders who will construct single-family residences. At September 30, 2003, $16.6 million, or 7.1%, of our gross loan portfolio consisted of construction loans.

     Generally, we originate loans to owner/occupants for the construction of owner-occupied, single-family residential properties in connection with the permanent loan on the property, and these loans have a construction term of six to 12 months. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to the prime rate. Upon completion of construction, the loan is converted into a one-year adjustable-rate loan, and the owner may lock in a fixed-rate loan at any time during the one-year period, or for a fee the borrower may lock in a market rate fixed rate loan upon completion of the house.

     We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2003, speculative construction loans amounted to $7.2 million or 3.1% of our gross loan portfolio. At September 30, 2003, the largest exposure to one borrower for speculative construction was $2.5 million. Interest rates on residential construction loans to builders are typically set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

     Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, and adjust with changes in our prime rate, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

     We make acquisition and development loans at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At
September 30, 2003, $6.1 million of our gross loan portfolio consisted of acquisition and development loans. We had eight such loans. All acquisition and development loans were performing in accordance with their terms at such date.

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

     Commercial Lending. We originate commercial loans to small and medium-sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to the prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2003, commercial loans totaled $100.1 million, or 42.7%, of our gross loan portfolio.

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

     Consumer Lending. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2003, our consumer loans totaled $5.7 million, or 2.4%, of our gross loan portfolio.

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

     Loan Fees and Servicing. We receive fees in connection with late payments and for miscellaneous services related to our loans and deposits. We also charge
fees  in  connection  with  loan   originations.   These  fees  can  consist
of origination, discount, application, construction and/or commitment fees, depending on the type of loan. We generally do not service loans for others except for mortgage loans we originate and sell with servicing retained. Mortgage servicing rights were $547,000 and $370,000 at September 30, 2003 and 2002, respectively. See Note 1 of Notes to Consolidated Financial Statements.

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

                                                                       At September 30,
                                                -----------------------------------------------------------
                                                  2003         2002         2001         2000        1999
                                                --------     --------     --------     --------    --------
                                                                     (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)   $  4,153     $  4,204     $    878     $  2,893    $    366
                                                ========     ========     ========     ========    ========

Accruing loans which are contractually past due
  90 days or more ...........................   $     --     $     --     $     --     $     --    $     --
                                                ========     ========     ========     ========    ========

    Total nonperforming loans................   $  4,153     $  4,204     $    878     $  2,893    $    366
                                                ========     ========     ========     ========    ========

Total loans..................................   $229,581     $ 223,779    $ 225,897    $227,131    $ 198,746
                                                ========     =========    =========    ========    =========
Percentage of total loans....................       1.81%         1.88%        0.39%       1.27%        0.18%
                                                ========     =========    =========    ========    =========
Other nonperforming assets (2)...............   $     95     $     183    $   1,981    $     --    $      --
                                                ========     =========    =========    ========    =========
Loans modified in troubled debt restructuring   $     --     $      --    $      --    $     --    $      --
                                                ========     =========    =========    ========    =========

--------------
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets consist of property acquired through foreclosure or repossession.

     During the year ended September 30, 2003, gross interest income of $281,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2003 amounted to $244,000.

     At September 30, 2003 there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See "-- Classified Assets" for information regarding classified assets.

     At September 30, 2003, we had $4.2 million of nonaccrual loans, which consisted of two one-to-four family mortgage loans, two home equity loans, twelve commercial and commercial real estate loans and two consumer loans. At September 30, 2003, real estate owned totaled $95,000. Real estate owned consists of one duplex in Burlington, North Carolina and one residential lot in Graham, North Carolina. The Bank is actively marketing both properties.

     At September 30, 2003, we had impaired loans with three unrelated borrowers of $3.8 million of which all were on nonaccrual status. The related allowance for loan losses on these loans was $210,000. The average carrying value of impaired loans was $3.7 million for the year ended September 30, 2003. These loans are primarily secured by business assets and real estate properties in Alamance County.

     Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three regulatory classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a financial institution must either establish a specific allowance for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2003, we had $4.9 million in classified assets, consisting of $4.8 million in substandard loans and $95,000 in other real estate owned.

     In addition to regulatory classifications, we also classify as special mention and watch assets that are currently performing in accordance with their contractual terms but may be classified or become nonperforming assets in the future. At September 30, 2003, we have identified approximately $953,000 in assets classified as special mention and $35.6 million as watch. Included in the total of watch list assets are five loans with an aggregate outstanding balance of $4.5 million at September 30, 2003 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $172,000 from us under a line of credit. All the loans are secured by a first lien on all assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director and his spouse have personally guaranteed repayment of the loans. At September 30, 2003, such loans were current with respect to their payment terms and, except for the waiver of certain debt covenants by the Bank, were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in December 2003, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become an impaired loan in future periods. Management will continue to closely monitor the performance of these loans in future periods.

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

     Although we believe we use the best information available to make determinations with respect to the allowance for loan losses and believe such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. We anticipate that our allowance for loan losses will increase in the future through provisions as we implement the board of directors' strategy of continuing existing lines of business while gradually increasing our credit risk profile by expanding commercial and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

     We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $117,000 and recoveries were $1,000 for the year ended September 30, 2003 compared with a provision of $240,000, charge-offs of $121,000 and recoveries were $1,000 for the year ended September 30, 2002.

     The allowance for loan losses was $3.9 million at September 30, 2003 and $3.7 million at September 30, 2002, which we think is adequate to absorb probable losses in the loan portfolio. As a result of our continued shift toward higher risk commercial, consumer and home equity loans as well as the continued recession in the local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.68% at September 30, 2003 compared to 1.67% at September 30, 2002. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

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

     We have our own allowance for loan loss model which is similar to the FDIC model, but uses different factors and assumptions to arrive at an estimate of the allowance for loan losses under accounting principles generally accepted in the United States of America. Our model indicated that the allowance for loan losses was adequate at September 30, 2003.



     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.


                                                                       Year   Ended   September   30,
                                                -------------------------------------------------------------
                                                  2003         2002           2001         2000        1999
                                                --------     --------       --------     --------    --------
                                                                      (Dollars in thousands)
Balance at beginning of period...............   $    3,732   $   3,612    $   3,536    $   3,454   $    3,228
                                                ----------   ---------    ---------    ---------   ----------

Loans charged off:
   Commercial real estate....................           --          --          125           --           --
   1-4 family residential....................           --          85           19          159           --
   Commercial................................           96          --           --           --           --
   Consumer..................................           21          36           24            5           23
                                                ----------   ---------    ---------    ---------   ----------
      Total..................................          117         121          168          164           23

Recoveries...................................            1           1            4            6            4
                                                ----------   ---------    ---------    ---------   ----------

Net loans charged off........................          116         120          164          158           19
                                                ----------   ---------    ---------    ---------   ----------

Provision for loan losses....................          240         240          240          240          245
                                                ----------   ---------    ---------    ---------   ----------
Balance at end of period.....................   $    3,856   $   3,732    $   3,612    $   3,536   $    3,454
                                                ==========   =========    =========    =========   ==========

Average loans outstanding....................   $  227,951   $ 219,071    $ 229,058    $ 219,381   $  198,603
                                                ==========   =========    =========    =========   ==========

Ratio of net loans charged off to average
  loans outstanding during the period........       0.0509%     0.0548%      0.0716%      0.0720%      0.0096%
                                                ==========   =========    =========    =========   ==========

     The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At September 30,
                                        2003                2002                2001                2000                1999
                               ------------------    -------------------  ------------------  ------------------  ------------------
                                       Percent of            Percent of          Percent of          Percent of          Percent of
                                       Loans in              Loans in            Loans in            Loans in            Loans in
                                       Category to           Category to         Category to         Category to         Category to
                               Amount  Total Loans   Amount  Total Loans  Amount Total Loans  Amount Total Loans  Amount Total Loans
                               ------  -----------   ------  -----------  ------ -----------  ------ -----------  ------ -----------
                                                                       (Dollars in thousands)
Real estate mortgage:
  Single-family residential....$   222      20.35%   $  240     28.00%    $   253     37.33% $  320     41.27%   $   559     44.06%
  Commercial...................  1,084      15.01     1,054     14.45         932     17.60   1,084     19.59        934     19.79
  Home equity..................    182      12.45       128     10.44         131      9.52     179      8.94        244      9.16
  Construction.................    240       7.07       348     13.88         231      8.26     213      9.26        275      8.00
Commercial.....................  1,987      42.70     1,838     30.24       1,970     24.46   1,616     18.09      1,273     15.76
Consumer.......................    141       2.42       124      2.99          95      2.83     124      2.85        169      3.23
                               -------     ------    ------    ------     -------    ------  ------    ------    -------     -----
    Total allowance for
     loan losses...............$ 3,856     100.00%   $3,732    100.00%    $ 3,612    100.00% $3,536    100.00%   $ 3,454     100.00%
                               =======     ======    ======    ======     =======    ======  ======    ======    =======     ======

INVESTMENT ACTIVITIES

     General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the FHLB, mortgage-backed securities issued by Federal National Mortgage Association, the Government National Mortgage Association and Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2003, the amortized cost of our investment securities portfolio amounted to $112.4 million, which included $109.4 million of U.S. Government and agency securities, $3.0 million of North Carolina municipal bonds, and $10,000 of collateralized mortgage obligations ("CMOs"). At that date, we had an unrealized loss of $768,000, net of deferred taxes, with respect to our investment securities classified as available for sale.

     The board of directors has established an investment policy that sets forth investment and aggregate investment limitations and credit quality parameters of each class of investment security. Securities transactions are subject to the oversight of our Executive Committee. The President has authority to make specific investment decisions within the parameters determined by the board of directors.

     We had securities with an aggregate cost of $93.0 million and an approximate fair value of $91.7 million at September 30, 2003 classified as available for sale. The impact on our financial statements was an after-tax decrease in stockholders' equity of approximately $768,000 as of September 30, 2003. The net unrealized losses at September 30, 2003 in our portfolio of investment securities were due to increases in interest rates and a steepening of the yield curve after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

     At September 30, 2003, we had $93.0 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax losses of $768,000, and $19.5 million of investment securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2003, the estimated weighted average life of our U.S. Government and agency securities classified as available for sale was approximately six years, and the average yield on our portfolio of U.S. Government and agency securities classified as available for sale was 4.21%. In addition, at September 30, 2003, we had $1.7 million of FHLB of Atlanta stock.

     See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies.

     The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                                                At September  30,
                                                                 ---------------------------------------------
                                                                   2003              2002               2001
                                                                  -----             ------             -------
                                                                                (In thousands)
Securities available for sale:
   U.S. government and agency securities......................   $  91,709         $   78,572        $  54,632
   Federal Home Loan Mortgage Corporation.....................          --                 --              227
   Government National Mortgage Association...................          --                 --              668
                                                                 ---------         ----------        ---------
      Total...................................................   $  91,709         $   78,572        $  55,527
                                                                 =========         ==========        =========
Securities held to maturity:
   U.S. government and agency securities......................   $  16,408         $    8,430        $  10,986
   Municipal bonds............................................       3,044              2,670            1,164
   CMOs.......................................................          10                 14               19
                                                                 ---------         ----------        ---------
      Total...................................................   $  19,462         $   11,114        $  12,169
                                                                 =========         ==========        =========

     The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for our investment securities at September 30, 2003.

                                   One Year or         One to Five      Five to Ten         More than      Total Investment
                                        Less              Years            Years            Ten Years           Portfolio
                                   --------------    ---------------  ---------------    -------------   -----------------------
                                   Carrying Average  Carrying Average  Carrying Average  Carrying Average Carrying Market Average
                                     Value   Yield    Value    Yield    Value    Yield    Value    Yield   Value    Value  Yield
                                   -------- -------  -------- ------- --------- -------  -------- ------- -------- ------ -------
                                                                        (Dollars in thousands)
Securities available for sale:
   U.S. government and agency
      securities..................  $    --    --%   $17,133   3.79%  $71,595    4.24%   $2,981   5.89%  $91,709  $91,709  4.21%
                                    =======          =======          =======            ======          =======  =======
Securities held to maturity:
   U.S. government and agency
      securities..................    2,422  5.68      2,992   4.38     5,994    5.34     5,000   5.81    16,408   16,216  5.36
   CMOs...........................       --    --         --     --        --      --        10   1.92        10       10  1.92
   Municipal bonds................       --    --      1,010   3.79     1,681    3.98       353   4.60     3,044    3,171  3.99
                                    -------  ----    -------   ----   -------    ----    ------   ----   -------  -------  ----
        Total.....................  $ 2,422  5.68%   $ 4,002   4.23%  $ 7,675    5.04%   $5,363   5.72%  $19,462  $19,397  5.14%
                                    =======  ====    =======   ====   =======    ====    ======   ====   =======  =======  ====

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

     We compete for deposits with other institutions in our market area by offering competitively priced deposit instruments that are tailored to the needs of our customers. Additionally, we seek to meet customers' needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of our depositors are North Carolina residents. To provide additional convenience, we participate in the STAR and CIRRUS Automatic Teller Machine networks at locations throughout the world, through which customers can gain access to their accounts at any time. To better serve our customers, we have installed automatic teller machines at all seven office locations.

     Our deposits at September 30, 2003 consisted of the various types of programs described below.

Weighted
Average
Interest       Minimum                                                      Minimum      Balance (in    Percentage of
  Rate           Term                     Category                          Amount       Thousands)   Total Deposits
--------       -------                    --------                          --------     -----------   --------------
   --%          None                 Noninterest bearing accounts          $    100     $   13,579          5.17%
 0.22           None                 Checking accounts                          300         35,468         13.50
 0.60           None                 Passbook and statement savings accounts    100         30,534         11.62
 0.67           None                 Money market accounts                    1,000         18,496          7.04


                                    Certificates of Deposit
                                    -----------------------

0.90           3 months             Fixed-term, fixed-rate                      500          3,153           1.20
1.25           6 months             Fixed-term, fixed-rate                      500          6,536           2.49
1.25           7 months (1)         Fixed-term, fixed-rate                    5,000         54,933          20.90
1.54           9 months             Fixed-term, fixed-rate                      500            527           0.20
1.37           10 months            Fixed-term, fixed-rate                    5,000          1,333           0.51
1.48           12 months            Fixed-term, fixed-rate                      500         20,731           7.89
2.01           15 months            Fixed-term, fixed-rate                    5,000          9,569           3.64
1.00           18 months            Floating rate individual retirement
                                     account                                     50            746           0.28
2.43           18 months            Fixed-term, fixed-rate                      500          1,672           0.64
1.68           20 months            Fixed-term, fixed-rate                      500             29           0.01
3.59           21 months            Fixed-term, fixed-rate                   10,000         12,603           4.80
2.42           24 months            Fixed-term, fixed-rate                      500          4,830           1.84
2.69           30 months            Fixed-term, fixed-rate                      500          3,581           1.36
3.21           36 months            Fixed-term, fixed-rate                      500          6,058           2.31
4.84           48 months            Fixed-term, fixed-rate                      500          3,298           1.26
4.57           60 months            Fixed-term, fixed-rate                      500         17,785           6.77
1.23           7 to 365 days        Fixed-term, fixed-rate                  100,000         17,251           6.57%
                                                                                        ----------       --------
                                                                                        $  262,712         100.00%
                                                                                        ==========       ========

---------------------
(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2003, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

     The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.


                                      Balance                                Balance at                         Balance at
                                    September 30,   % of       Increase    September 30,    % of     Increase September 30,   % of
                                       2003        Deposit    (Decrease)       2002       Deposits  (Decrease)    2001      Deposits
                                    -------------  -------    ----------   -------------  -------- ---------- ------------- --------
                                                                             (Dollars in thousands)
Noninterest bearing accounts........$  13,579      5.2%       $       52    $   13,527      5.2%   $    2,542    $   10,985    4.42%
Interest bearing checking accounts..   35,468     13.5             3,036        32,432     12.4         2,486        29,946   12.06
Money market accounts ..............   18,496      7.0            (2,864)       21,360      8.2          (271)       21,631    8.71
Passbook and statement savings
 accounts...........................   30,534     11.6             1,306        29,228     11.2         3,108        26,120   10.52
Certificates of deposit.............  164,635     62.7               515       164,120     63.0         4,432       159,688   64.29
                                    ---------   ------        ----------    ----------    -----    ----------    ----------  ------
                                    $ 262,712    100.0%       $    2,045    $  260,667    100.0%   $   12,297    $  248,370  100.00%
                                    ==========  ======        ==========    ==========    =====    ==========    ==========  ======

     The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                          Year Ended September 30,
                                          -----------------------------------------------------------------------
                                                     2003                     2002                  2001
                                          -------------------       -------------------       -------------------
                                          Average    Average        Average    Average        Average    Average
                                          Balance      Rate         Balance      Rate         Balance      Rate
                                          -------    --------       -------    --------       -------    --------
                                                                    (Dollars in thousands)
Noninterest bearing accounts............  $  13,508      0.00%       $12,976       0.00%        $13,170     0.00%
Interest bearing checking accounts......     33,894      0.36         31,805       0.48          30,040     1.38
Money market accounts...................     22,042      0.91         26,374       1.36          21,185     3.77
Passbook and statement savings accounts.     30,024      0.91         27,656       1.50          26,580     2.25
Certificates of deposit.................    156,116      2.48        158,335       3.61         167,481     5.59
                                          ---------                 --------                  ---------
    Total...............................  $ 255,584      1.75%      $257,146       2.58%      $ 258,456     4.32%
                                          =========                 ========                  =========

     The following table sets forth our time deposits classified by rates at the dates indicated.

                                                                               At September 30,
                                                                 -------------------------------------------
                                                                 2003               2002               2001
                                                                 -----             ------             ------
                                                                                 (In thousands)
Rate
-----
 0.00 -  1.99%................................................   $ 110,007         $   16,772         $      --
 2.00 -  3.99%................................................      37,615            118,554            45,066
 4.00 -  5.99%................................................      13,160             23,125            80,465
 6.00 -  7.99%................................................       3,853              5,525            34,024
 8.00 -  9.99%................................................          --                144               133
                                                                 ---------         ----------         ---------
                                                                 $ 164,635         $  164,120         $ 159,688
                                                                 =========         ==========         =========

     The following table sets forth the amount and maturities of our time deposits at September 30, 2003.

                                                                    Amount Due
                                  ---------------------------------------------------------------------------------
                                  Less Than                                         After
Rate                              One Year        1-2 Years        2-3 Years       3 Years         Total
----                              --------        ---------        ---------       -------         -----
                                                             (In thousands)
0.00 -  1.99%...................  $ 105,294       $  4,134       $      579      $       --       $  110,007
2.00 -  3.99%...................     22,314          4,046            5,639           5,616           37,615
4.00 -  5.99%...................      3,884          1,682            2,716           4,878           13,160
6.00 -  7.99%...................      1,713          1,259              881              --            3,853
                                  ---------       --------       ----------      ----------       ----------
                                  $ 133,205       $ 11,121       $    9,815      $   10,494       $  164,635
                                  =========       ========       ==========      ==========       ==========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2003. At that date, such deposits represented 22.6% of total deposits and had a weighted average rate of 1.79%.

                                                                         Certificates
                            Maturity Period                               of Deposit
                            ---------------                              ------------
                                                                         (In thousands)
                            Three months or less.......................  $25,516
                            Over three through six months..............   13,901
                            Over six through 12 months.................   10,722
                            Over 12 months.............................    7,531
                                                                         -------
                                  Total................................  $57,670
                                                                         =======

     We estimate that more than $32.9 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2003 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposit held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

     The following table sets forth our savings activities for the periods indicated.

                                                                         Year  Ended  September 30,
                                                                ---------------------------------------------
                                                                  2003               2002               2001
                                                                  ----              ------             ------
                                                                                (In thousands)
Net increase (decrease) before interest credited..............  $  (1,636)         $  6,729          $ (15,271)
Interest credited.............................................      3,681             5,568              9,236
                                                                ---------          --------          ---------
    Net increase (decrease) in deposits.......................  $   2,045          $ 12,297          $  (6,035)
                                                                =========          ========          =========

     Borrowings. Savings deposits historically have been the primary source of funds for our lending, investments and general operating activities. We are authorized, however, to use advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB system, we are required to own stock in the FHLB of Atlanta and are authorized to apply for advances. Advances are obtained pursuant to several different programs, each of which has its own interest rate and range of maturities. We have a blanket agreement for advances with the FHLB under which we may borrow up to 16% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by our stock in the FHLB of Atlanta and other eligible assets. During the year ended September 30, 2003 we used short term FHLB advances to fund LIBOR based loans as part of our asset liability strategy.

     The following table sets forth certain information regarding our short-term borrowings at the dates and for the periods indicated:

                                                                         At or for the
                                                                     Year Ended September 30,
                                                              ---------------------------------------
                                                                2003        2002         2001
                                                               ------      ------       ------
                                                                     (Dollars in thousands)
 Amounts outstanding at end of period:
  FHLB advances.............................................  $  31,500    $  20,000    $  20,000
Weighted average rate paid on:
  FHLB advances.............................................      4.98%         5.18%        5.50%

                                                                            For the Year
                                                                          Ended September 30,
                                                              ------------------------------------
                                                               2003         2002         2001
                                                               -----       ------       ------
                                                                     (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances.............................................  $  39,500    $  35,000    $  25,000

Average amounts outstanding:
  FHLB advances.............................................  $  23,115    $  21,811    $  20,521
Approximate weighted average rate paid on (1):
  FHLB advances.............................................      4.84%         5.05%        5.42%

------------------
(1) Based on month-end balances.

SUBSIDIARY ACTIVITIES

     In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $258,000, $258,000 and $391,000 on a pre-tax basis from the activities of the LLC during the years ended September 30, 2003, 2002 and 2001, respectively.

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

     We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 2003, we had 14.4% of deposits held by all banks and savings institutions in our market area.

EMPLOYEES

     As of September 30, 2003, we had 77 full-time and 13 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

     At September 30, 2003, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

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

     Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2003 of $1.7 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2003, we had $31.5 million in advances outstanding from the FHLB of Atlanta.

     Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves equal to 3% on transaction accounts up to $41.3 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2003, we met our reserve requirements.

     We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2003, we met our reserve requirements.

     Deposit Insurance. We are required to pay assessments based on a percentage of insured deposits to the FDIC for insurance of our deposits by the Savings Association Insurance Fund of the FDIC. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups --- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action" for definitions and percentage criteria for the capital group categories. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

     The assessment rate for SAIF members ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. In addition, both Bank Insurance Fund of the FDIC and Savings Association Insurance Fund of the FDIC members are assessed an amount for interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government to finance takeovers of insolvent thrifts.

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

     North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2003, our liquidity ratio exceeded the North Carolina regulations.

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

     Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Other than the sales of money orders and travelers' checks to our customers, we have no plans to engage in any of these activities.

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

     Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

     SOX also increases the oversight and authority of audit committees of publicly traded companies. Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, all SEC-reporting companies must disclose whether at least one member of the committee is an audit committee "financial expert" (as such term is defined by the SEC rules) and if not, why not. Audit committees of publicly traded companies will have authority to retain their own counsel and other advisors funded by the company. Audit committees must establish procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters and procedures for confidential, anonymous submission of employee concerns regarding questionable accounting or auditing matters. It is the responsibility of the audit committee to hire, oversee and work on disagreements with the Company's independent auditor.

     Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management of the Company's internal controls in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

     Although the Company anticipates it will incur additional expense in complying with the provisions of the Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

                                    TAXATION

GENERAL

     1st State Bancorp and 1st State Bank file a consolidated federal income tax return based on a fiscal year ending September 30. They file separate state returns.

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

STATE INCOME TAXATION

     Under North Carolina law, the corporate income tax rate currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. An annual state franchise tax, recorded in other expense, is imposed at a rate of .15% applied to the greatest of the institution's (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) fifty-five percent of appraised valuation of property in North Carolina.

     For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find in the Annual Report.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding our offices at September 30, 2003.

                                                           Book Value at                           Deposits at
                           Year           Owned or         September 30,         Approximate      September 30,
                          Opened           Leased            2003 (1)          Square Footage          2003
                          ------           ------           ----------         --------------        -------
                                                       (Dollars in thousands)
Main Office:
445 S. Main Street          1988          Owned              $     3,471            33,700         $99,441
Burlington, NC  27215

BRANCH OFFICES:
2294 N. Church Street       1984          Leased (2)                 233             2,600          24,330
Burlington, NC  27215

503 Huffman Mill Road       1982          Owned                      335             2,600          36,232
Burlington, NC  27215

102 E. Washington Street    1973          Owned                      342             2,300          34,928
Mebane, NC  27302

211 N. Main Street          1974          Owned                       98             2,700          35,521
Graham, NC  27253
                                                                                     (table continued on next page)


3466 S. Church Street       1996          Owned                    1,342             4,000         22,560
Burlington, NC  27215

1203 S. Main Street         2000          Owned                   1,384              4,000          9,700
Graham, NC 27253


----------
(1)  Land and building only.
(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

     The net book value of our investment in premises and equipment was $8.4 million at September 30, 2003. See Note 7 of Notes to Consolidated Financial Statements, located in the annual report.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     From time to time, we are a party to various legal proceedings incident to our business. There currently are no legal proceedings to which we are a party, or to which any of our property was subject, except as described in the following paragraph, and none which are expected to result in a material loss. There are no pending regulatory proceedings to which we are a party or to which any of our properties is subject which are expected to result in a material loss.

     A civil action was filed against 1st State Bank and Brokers, Incorporated by Michael Locklar in Davidson County Superior Court, in the State of North Carolina on May 16, 2003. Mr. Locklar has alleged in the action that 1st State Bank granted him an option to purchase certain real property located in Davidson County, North Carolina, which 1st State Bank wrongfully sold to Brokers, Incorporated for $150,000 in breach of the option granted to Mr. Locklar. Mr. Locklar is seeking to set aside the conveyance of property to Brokers, Incorporated and to purchase the property from 1st State Bank for the option price. Brokers, Incorporated has filed a cross-claim against 1st State Bank seeking indemnification in the form of return of the purchase price they paid for the property, damages and attorneys fees should Locklar be successful in setting aside the real estate conveyance. 1st State Bank intends to vigorously contest Mr. Locklar's allegations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS
--------------------------------------------------------------------------------

     The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2003 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 21 in the Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

     The information contained under the sections captioned "Market Risk" on pages 7 and 8 in the Annual Report is incorporated herein be reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 22 through 57 in the Annual Report, which are listed under Item 14 herein, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

Item 9A.  CONTROLS & PROCEDURES
-------------------------------

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the sections captioned "Proposal I -- Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 2004 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The Company has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer, and all senior management.

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

     (d) EQUITY COMPENSATION PLANS. The following table sets forth certain information with respect to the Company's equity compensation plans as of September 30, 2003.

                                                (a)                            (b)                        (c)
                                                                                                    Number of securities
                                                                                                     remaining available
                                     Number of securities to be         Weighted-average             for future issuance
                                      issued upon exercise of           exercise price of         under equity compensation
                                        outstanding options,          outstanding options,       plans (excluding securities
                                         warrants & rights             warrants and rights         reflected in column (a))
                                         -----------------             -------------------         ------------------------
Equity compensation plans                      316,312                       $  14.71                           --
  approved by security holders

Equity compensation plans not
  approved by security holders                      --                             --                           --
                                               -------                       --------                        -----
Total                                          316,312                       $  14.71                           --
                                               =======                       ========                        =====



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

     (a)  LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
          ----------------------------------------------

     (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

         Independent Auditors' Report
         Consolidated Balance Sheets as of September 30, 2003 and 2002 Consolidated Statements of Income for the Years Ended September 30,
          2003, 2002 and 2001
         Consolidated Statements of Stockholders' Equity and Comprehensive
          Income for the Years Ended
         September 30, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the Years Ended September 30,
          2003, 2002 and 2001
         Notes to Consolidated Financial Statements

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

     (3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

      No.         Description
      ---         -----------

       3.1        Articles of  Incorporation  of 1st State  Bancorp,  Inc.  (Incorporated  herein by reference from
                  Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-68091))
       3.2        Bylaws of 1st State  Bancorp,  Inc.  (Incorporated  herein by reference to the  Company's  Annual
                  Report on Form 10-K for the Fiscal Year Ended September 30, 2000)
       4          Form of Common Stock  Certificate of 1st State Bancorp,  Inc.  (Incorporated  herein by reference from Exhibit 4 to the Company's Registration Statement on Form 8-A)
      10.1        1st State Bancorp,  Inc. 2000 Stock Option and Incentive Plan  (Incorporated  herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) +
      10.2        1st State Bancorp,  Inc.  Management  Recognition Plan  (Incorporated  herein by reference to the
                  Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) +
      10.3        Employment  Agreements by and between 1st State Bank and James C. McGill,  A. Christine Baker and
                  Fairfax  C.  Reynolds  (Incorporated  herein by  reference  from  Exhibit  10.3 to the  Company's
                  Registration Statement on Form S-1 (File No. 333-68091)) +
      10.4        Form of Guaranty  Agreement  by and between  1st State  Bancorp,  Inc.  and James C.  McGill,  A.
                  Christine  Baker and Fairfax C. Reynolds  (Incorporated  herein by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 333-68091)) +
      10.5        1st State Bank Deferred Compensation Plan (Incorporated herein by reference from Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (File No. 333-68091)) +
      13          Annual Report to Stockholders
      14          Code of Ethics
      21          Subsidiaries of the Registrant
      23          Consent of KPMG LLP
      31.1        Rule 13a-14(a) Certification of Chief Executive Officer
      31.2        Rule 13a-14(a) Certification of Chief Financial Officer
      32          Certification pursuant to 18 U.S.C. Section 1350

      ----------
      + Management contract or compensation plan or arrangement.

     (b) REPORTS ON FORM 8-K. The Registrant filed the following  Current Report
         --------------------
on Form 8-K during the last quarter covered by this Report:

                                                                           Financial Statements
                  Date of Report               Items Reported                    Filed
                  --------------               --------------              --------------------
                  July 23, 2003                    7, 12                           N/A

     (c)  EXHIBITS.  The  exhibits  required by Item 601 of  Regulation  S-K are
          ---------
either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

     (d) FINANCIAL. STATEMENTS AND SCHEDULES EXCLUDED FROM ANNUAL REPORT.  There
         ----------------------------------------------------------------
are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       1st STATE BANCORP, INC.


December 26, 2003                  By: /s/ James C. McGill
                                       ----------------------------------------
                                       James C. McGill
                                       President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James C. McGill                                            December 26, 2003
-----------------------------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ A. Christine Baker                                         December 26, 2003
-----------------------------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

/s/ Richard C. Keziah                                          December 26, 2003
-----------------------------------------------------
Richard C. Keziah
Chairman of the Board

/s/ James A. Barnwell, Jr.                                     December 26, 2003
-----------------------------------------------------
James A. Barnwell, Jr.
Director

/s/ Bernie C. Bean                                             December 26, 2003
-----------------------------------------------------
Bernie C. Bean
Director

/s/ Ernest A. Koury, Jr.                                       December 26, 2003
-----------------------------------------------------
Ernest A. Koury, Jr.
Director

/s/ James G. McClure                                           December 26, 2003
-----------------------------------------------------
James G. McClure
Director

/s/ T. Scott Quakenbush                                        December 26, 2003
-----------------------------------------------------
T. Scott Quakenbush
Director

/s/ Richard H. Shirley                                         December 26, 2003
-----------------------------------------------------
Richard H. Shirley
Director

/s/ Virgil L. Stadler                                          December 26, 2003
-----------------------------------------------------
Virgil L. Stadler
Director