Form 10-Q
period 2003-12-31
1ST STATE BANCORP INC
filed 2004-02-17
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ________________

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2003

                                       OR

/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission file number: 0-25859
                                                 -------

                             1st STATE BANCORP, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          VIRGINIA                                    56-2130744
-------------------------------                    -----------------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)


445 S. MAIN STREET, BURLINGTON, NORTH CAROLINA            27215
----------------------------------------------       --------------
(Address of Principal Executive Offices)               (Zip Code)


                                 (336) 227-8861
               ---------------------------------------------------
               Registrant' s Telephone Number, Including Area Code

                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                --    --

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of February 6, 2004, the issuer had 2,962,696 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 2003 (unaudited) and September 30, 2003...................2

          Consolidated Statements of Income for the Three Months Ended December 31, 2003 and
                  2002 (unaudited).................................................................................3

          Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Three
                  Months Ended December 31, 2003 and 2002 (unaudited)..............................................4

          Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and
                  2002 (unaudited).................................................................................5

          Notes to Consolidated Financial Statements...............................................................7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations....................9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..............................................17

Item 4.   Controls and Procedures.................................................................................17


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.......................................................................................18

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities........................18

Item 3.   Defaults Upon Senior Securities.........................................................................18

Item 4.   Submission of Matters to a Vote of Security Holders.....................................................18

Item 5.   Other Information.......................................................................................18

Item 6.   Exhibits and Reports on Form 8-K........................................................................18


SIGNATURES........................................................................................................19

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   AT                 AT
                                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                                  2003               2003
                                                                             ------------       -------------
                                                                              (Unaudited)
                                      ASSETS
Cash and cash equivalents                                                   $     9,750               9,359
Investment securities:
     Held to maturity (fair value of $21,781 and $19,397
         at December 31, 2003 and September 30, 2003, respectively)              21,832              19,462
     Available for sale (cost of $87,897 and $92,971
         at December 31, 2003 and September 30, 2003, respectively)              86,859              91,709
Loans held for sale, at lower of cost or fair value                               1,171                 645
Loans receivable (net of allowance for loan losses of $3,868 and $3,856 at December 31, 2003 and September 30, 2003,
    respectively)                                                               226,280             225,725
Real estate owned                                                                   273                  95
Federal Home Loan Bank stock, at cost                                             1,900               1,675
Premises and equipment                                                            8,366               8,413
Accrued interest receivable                                                       2,052               1,967
Other assets                                                                      3,872               3,590
                                                                            -----------          ----------
             Total assets                                                   $   362,355          $  362,640
                                                                            ===========          ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              256,379             262,712
  Advances from Federal Home Loan Bank                                           38,000              31,500
  Advance payments by borrowers for property taxes and insurance                    129                  57
  Dividend payable                                                                  297                 297
  Other liabilities                                                               4,192               5,373
                                                                            -----------          ----------
          Total liabilities                                                     298,997             299,939
                                                                            -----------          ----------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,966,284 and 2,971,977 shares issued and outstanding
         at  December 31, 2003 and September 30, 2003, respectively                  33                  33
   Additional paid-in capital                                                    35,839              35,778
   Unallocated ESOP shares                                                       (2,997)             (3,141)
   Deferred compensation payable in treasury stock                                5,466               5,466
   Treasury stock                                                               (12,946)            (12,785)
   Retained income - substantially restricted                                    38,596              38,118
   Accumulated other comprehensive income (loss) - net unrealized
        loss on investment securities available for sale                           (633)               (768)
                                                                            -----------           ---------
Total stockholders' equity                                                       63,358              62,701
                                                                            -----------           ---------
        Total liabilities and stockholders' equity                          $   362,355             362,640
                                                                            ===========           =========

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                        For the Three Months Ended
                                                                                  December 31,
                                                                        ----------------------------
                                                                          2003              2002
                                                                        --------          --------
Interest income:
   Interest and fees on loans                                          $   2,854              3,372
   Interest and dividends on investments                                   1,184              1,152
   Overnight deposits                                                          9                 43
                                                                       ---------          ---------
         Total interest income                                             4,047              4,567
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                         919              1,291
    Borrowings                                                               316                276
                                                                       ---------          ---------
         Total interest expense                                            1,235              1,567
                                                                       ---------          ---------

         Net interest income                                               2,812              3,000

Provision for loan losses                                                     60                 60
                                                                       ---------          ---------
         Net interest income after provision for loan losses               2,752              2,940
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     205                217
   Commissions from sales of annuities and mutual funds                       72                 86
   Mortgage banking income, net                                               98                401
   Securities gains, net                                                      97                 --
   Other                                                                      54                 56
                                                                       ---------          ---------
         Total other income                                                  526                760
                                                                       ---------          ---------

Operating expenses:
   Compensation and related benefits                                       1,332              1,344
   Occupancy and equipment                                                   342                351
   Real estate operations, net                                                (3)                 6
   Other expenses                                                            432                445
                                                                       ---------          ---------
         Total operating expenses                                          2,103              2,146
                                                                       ---------          ---------

         Income before income taxes                                        1,175              1,554

Income taxes                                                                 417                571
                                                                       ---------          ---------
         Net income                                                    $     758                983
                                                                       =========          =========
         Earnings per share:

         Basic                                                         $    0.27          $    0.35
         Diluted                                                       $    0.26          $    0.33

See accompanying notes to the consolidated financial statements.

                             1st STATE BANCORP, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Deferred
                                                              Additional    Unearned      compensation
                                                   Common      paid-in        ESOP         payable in
                                                    stock      capital       shares      treasury stock
                                                  ---------   -----------   --------     --------------

Balance at September 30, 2002                    $      33       35,623        (3,739)         5,466

Comprehensive income:
     Net income                                         --           --            --             --
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $122                      --           --            --             --

Total comprehensive income
Allocation of ESOP shares                               --           39           151             --
Acquisition of treasury shares                          --           --            --             --
Cash dividends declared                                 --           --            --             --
Cash dividend on unallocated ESOP shares                --           --            --             --
                                                 ---------      -------        ------        -------
Balance at December 31, 2002                     $      33       35,662        (3,588)         5,466
                                                 =========      =======        ======        =======



Balance at September 30, 2003                    $      33       35,778        (3,141)         5,466

Comprehensive income:
     Net income                                         --           --            --             --
     Other comprehensive income-unrealized
       gain on securities available-for-sale,
       net of income taxes of $88                       --           --            --             --

Total comprehensive income

Allocation of ESOP shares                               --           61           144             --
Acquisition of treasury shares                          --           --            --             --
Cash dividends declared                                 --           --            --             --
Cash dividend on unallocated ESOP shares                --           --            --             --
                                                 ---------      -------        ------        -------
Balance at December 31, 2003                     $      33       35,839        (2,997)         5,466
                                                 =========      =======        ======        =======


                                                                                 Accumulated
                                                                                     other           Total
                                                  Treasury        Retained       comprehensive   stockholders'
                                                   Stock           income        income (loss)       equity
                                                  --------        --------       -------------   -------------
Balance at September 30, 2002                    (11,899)           35,258             827         61,569

Comprehensive income:
     Net income                                       --               983              --            983
     Other comprehensive loss-unrealized
       loss on securities available-for-sale,
       net of income taxes of $122                    --               --             (191)          (191)
                                                                                                  -------
Total comprehensive income                                                                            792
Allocation of ESOP shares                             --               --               --            190
Acquisition of treasury shares                      (224)              --               --           (224)
Cash dividends declared                               --             (240)              --           (240)
Cash dividend on unallocated ESOP shares              --               15               --             15
                                                --------          -------           ------        -------
Balance at December 31, 2002                     (12,123)          36,016              636         62,102
                                                ========          =======           ======        =======



Balance at September 30, 2003                    (12,785)          38,118             (768)        62,701

Comprehensive income:
     Net income                                       --              758               --            758
     Other comprehensive income-unrealized
       gain on securities available-for-sale,
       net of income taxes of $88                     --               --              135            135
                                                                                                  -------
Total comprehensive income                                                                            893
Allocation of ESOP shares                             --               --               --            205
Acquisition of treasury shares                      (161)              --               --           (161)
Cash dividends declared                               --             (297)              --           (297)
Cash dividend on unallocated ESOP shares              --               17               --             17
                                                --------          -------           ------        -------
Balance at December 31, 2003                     (12,946)          38,596             (633)        63,358
                                                ========          =======           ======        =======

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              For the Three Months Ended
                                                                                      December 31,
                                                                              ----------------------------
                                                                                2003                2002
                                                                              --------            --------
Cash flows from operating activities:
   Net income                                                              $         758              983
   Adjustment to reconcile net income to net cash used in
       operating activities:
           Provision for loan losses                                                  60               60
           Depreciation                                                              227              178
           Deferred tax expense                                                        2               32
           Amortization of premiums and discounts, net                                (2)             (32)
           Deferred compensation                                                      60               60
           Release of  ESOP shares                                                   205              190
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                 (16)             (15)
           Gain on sale of investment securities available for sale                  (97)              --
           Net (gain) loss on sale of loans                                           28              (10)
           Proceeds from sales of loans held for sale                              6,845           24,839
           Originations of loans held for sale                                    (7,399)         (26,460)
           Decrease (increase) in other assets                                      (368)             335
           Decrease (increase) in accrued interest receivable                        (85)             550
           Decrease in other liabilities                                          (1,241)          (1,261)
                                                                              ----------          -------
                  Net cash used in operating activities                           (1,023)            (551)
                                                                              ----------          -------

Cash flows from investing activities:
    Proceeds from sale of FHLB stock                                               1,025              368
    Purchase of FHLB stock                                                        (1,250)              --
    Purchases of investment securities available for sale                        (15,828)         (32,233)
    Purchases of investment securities held to maturity                           (2,373)              --
    Proceeds from maturities and issuer calls of investment securities
        available for sale                                                        17,019           34,250
    Proceeds from sales of investment securities available for sale                3,979               --
    Proceeds from maturities of investment securities
        held to maturity                                                               1                1
    Net (increase) decrease in loans receivable                                     (669)              87
    Purchase of real estate owned                                                   (108)              --
    Purchases of premises and equipment                                             (180)            (670)
                                                                              ----------          -------

                         Net cash provided by investing activities                 1,616            1,803
                                                                              ----------          -------

                                                                   (Continued)

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               For the Three Months Ended
                                                                                        December 31,
                                                                               ----------------------------
                                                                                2003                  2002
                                                                               ------                ------
Cash flows from financing activities:
   Net decrease in deposits                                                $      (6,333)             (9,433)
   Advances from the Federal Home Loan Bank                                       32,000               5,000
   Repayments of advances from the Federal Home Loan Bank                        (25,500)                 --
   Purchase of treasury stock                                                       (161)               (224)
   Dividends paid on common stock                                                   (280)               (225)
   Increase in advance payments by borrowers for
       property taxes and insurance                                                   72                  76
                                                                           -------------       -------------

        Net cash used in financing activities                                       (202)             (4,806)
                                                                           -------------       -------------

        Net increase (decrease) in cash and cash equivalents                         391              (3,554)

Cash and cash equivalents at beginning of period                                   9,359              18,865
                                                                           -------------       -------------

Cash and cash equivalents at end of period                                 $       9,750       $      15,311
                                                                           =============       =============
Payments are shown below for the following:
       Interest                                                            $       1,591       $       1,583
                                                                           =============       =============
       Income taxes                                                        $         269       $          54
                                                                           =============       =============

Noncash activities:

     Unrealized gains (losses) on investment securities
          available for sale                                               $         223       $        (313)
                                                                           =============       =============
     Cash dividends declared but not paid                                  $         280       $         225
                                                                           =============       =============
     Cash dividends on unallocated ESOP shares                             $          17       $          15
                                                                           =============       =============
Transfer from loans to real estate acquired in settlement of loans         $          70       $          --
                                                                           =============       =============



See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              DECEMBER 31, 2003 (UNAUDITED) AND SEPTEMBER 30, 2003


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

NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2003, which is derived from the September 30, 2003 audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three month period ended December 31, 2003 are not necessarily indicative of the results of operations that may be expected for the year ended September 30, 2004. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

     Certain amounts in the December 31, 2002 consolidated financial statements (which are unaudited) have been reclassified to conform with the presentation adopted in 2003. Such reclassifications did not change net income or stockholders' equity as previously reported.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company's benefit plans. There were no anti-dilutive stock options for the three months ended December 31, 2003 and 2002. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                                  2003             2002
                                                                               ----------        ---------
         Average shares issued and outstanding                                  2,969,258        3,002,877
         Less: Unallocated ESOP shares                                           (156,807)        (187,229)
                                                                                ---------        ---------
         Average basic shares for earnings per share                            2,812,451        2,815,648

         Add: Potential common stock pursuant to stock
               option plan  (See Note 6)                                          149,240          126,396
                                                                                ---------        ---------
         Average dilutive shares for earnings per share                         2,961,691        2,942,044
                                                                                =========        =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended December 31, 2003 and 2002, 7,360 and 7,728 shares of stock were committed to be released and approximately $205,000 and $190,000 of compensation expense was recognized, respectively.

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

     Prior to the Stock Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Stock Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Stock Conversion, so the Company purchases its common stock to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2003 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

     The expense related to this plan for each of the three months ended December 31, 2003 and 2002 was $60,000. This expense is included in compensation expense.

NOTE 6.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were exercised or granted during the three months ended December 31, 2003 and 2002. At December 31, 2003, 316,312 options are outstanding, all of which are exercisable.

NOTE 7. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of December 31, 2003 and September 30, 2003, MSRs totaled $531,000 and $547,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $29,000 and $42,000 for the three months ended December 31, 2003 and 2002, respectively.

NOTE 8.  STANDBY LETTERS OF CREDIT

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $1.6 million. At December 31, 2003 the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

     Our business emphasis has been to operate as a well capitalized, profitable and independent community-oriented financial institution dedicated to providing quality customer service. We are committed to meeting the financial needs of the communities in which we operate. We believe that we can be more effective in servicing our customers than many of our nonlocal competitors because of our ability to quickly and effectively provide senior management responses to customer needs and inquiries. Our ability to provide these services is enhanced by the stability of our senior management team.

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

     Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.50% in January 2001 to 4.00% in June 2003. These reductions in prime rate tended to negatively impact the Company's net interest margin and net interest spread which resulted in lower net interest income for the Company. The Company's asset growth has been slower as a result of heavy refinancing as customers have taken advantage of these attractive interest rates. The fee income associated with the heavy refinancing volume has replaced some of the lost net interest income. Now that the refinancing activity has slowed, the Company is looking to replace lost net interest income possibly with leverage strategies. During periods of slow loan demand, the Company purchases more investments, and the Company uses short-term borrowings as an alternative to deposits for funding certain assets.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of September 30, 2003 which was filed on Form 10-K. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

     Total assets were relatively flat from September 30, 2003 to December 31, 2003. Assets decreased $345,000 to $362.4 million at December 31, 2003 from $362.7 million at September 30, 2003. Increases in loans receivable, net and loans held for sale were offset by decreases in investment securities. Deposits decreased by $6.3 million or 2.4% from $262.7 million at September 30, 2003 to $256.4 million at December 31,2003. This decrease resulted from the runoff of $5.4 million of certificates of deposits held by municipalities which were replaced with short-term borrowings from the Federal Home Loan Bank of Atlanta.

     Investment securities available for sale decreased $4.2 million from $91.1 million at September 30, 2003 to $86.9 million at December 31, 2003. During the quarter ended December 31, 2003, we purchased $15.8 million of securities and received $21.0 million in proceeds from sales, maturities and issuer calls of investment securities available for sale. Investment securities held to maturity increased $2.4 million from $19.5 million at September 30, 2003 to $21.8 million at December 31, 2003. During the quarter ended December 31, 2003, we purchased $2.4 million of securities.

     Loans held for sale increased to $1.2 million at December 31, 2003 from $645,000 at September 30, 2003. Loans receivable, net increased from $225.7 million at September 30, 2003 to $226.3 million at December 31, 2003. The increase in loans held for sale resulted from timing differences in the funding of loan sales. During the quarter, mortgage originations were considerably slower than in previous quarters as refinance activity slowed down in response to higher mortgage interest rates. During the quarter ended December 31, 2003, the Company saw growth in commercial loans and equity lines.

     Stockholders' equity increased by $657,000 from $62.7 million at September 30, 2003 to $63.4 million at December 31, 2003 as a result of net income of $758,000, release of ESOP shares of $205,000 and a decrease in unrealized loss on available for sale securities of $135,000. These increases were partially offset by cash dividends to stockholders declared of $280,000 and purchases of treasury stock of $161,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     NET INCOME. We recorded net income of $758,000 for the quarter ended December 31, 2003, as compared to $983,000 for the quarter ended December 31, 2002, representing a decrease of $225,000, or 22.9%. For the three months ended December 31, 2003, basic and diluted earnings per share were $0.27 and $0.26, respectively, compared to the basic and diluted earnings per share for the quarter ended December 31, 2002 of $0.35 and $0.33, respectively. The decrease in net income resulted primarily from decreased net interest income and decreased other income that were offset partially by decreased operating expenses and decreased income tax expense. The decrease in net interest income resulted from lower net interest margins. The average prime interest rate for the quarter ended December 31, 2003 was 4.00%, a decrease of 46 basis points from 4.46% which was the average prime for the quarter ended December 31, 2002. The repricing of loans and investments decreased the Company's average asset yield by 86 basis points whereas the average cost of funds decreased only 61 basis points during the quarter ended December 31, 2003.

     NET INTEREST INCOME. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $188,000 or 6.3% for the three months ended December 31, 2003, compared to the same quarter in the prior year. This decrease results from a $520,000 decrease in interest income that was partially offset by the $332,000 decrease in total interest expense. The average net interest rate spread decreased 25 basis points from 3.23% for the three months ended December 31, 2002 to 2.98% for the quarter ended December 31, 2003.

     INTEREST INCOME. The decrease in interest income for the three months ended December 31, 2003 was the result of a decrease in yield on interest-earning assets of 86 basis points from 5.63% for the three months ended December 31, 2002 to 4.77% for the three months ended December 31, 2003. This decrease was partially offset by an increase of $14.9 million in average interest-earning assets compared to the same quarter in the prior year . Average investment securities increased $25.1 million, interest-bearing overnight funds decreased $8.9 million and average loans receivable decreased $1.2 million. The increase in average interest-earning assets increased interest income by approximately $292,000 and the decrease in the average asset yield decreased interest income by approximately $812,000.

     INTEREST EXPENSE. Interest expense decreased in the three months ended December 31, 2003 due to a decrease in the cost of interest-bearing liabilities of 61 basis points from 2.40% for the three months ended December 31, 2002 to 1.79% for the three months ended December 31, 2003. This decrease was partially offset by an increase in average interest-bearing liabilities of $15.3 million. Average interest-bearing deposits increased by $2.1 million while average FHLB advances increased $13.2 million for the three months ended December 31, 2003 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $191,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $523,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002.

                                                            Three Months Ended                       Three Months Ended
                                                             December 31, 2003                        December 31, 2002
                                                     ------------------------------------    -----------------------------------
                                                                             (Dollars in Thousands)
                                                     Average                     Average     Average                    Average
                                                     Balance        Interest   Yield/Cost    Balance      Interest    Yield/Cost
                                                     -------        --------  -----------    -------      --------    ----------
Assets:
Loans receivable (1)                                $  225,723    $   2,854       5.06%     $ 226,969     $3,372           5.94%
Investment securities (2)                              109,942        1,184       4.31         84,869      1,152           5.43
Interest-bearing overnight deposits                      4,013            9       0.91         12,928         43           1.33
                                                    ----------    ---------       ----      ---------     ------           ----
  Total interest-earning assets (4)                    339,678        4,047       4.77        324,766      4,567           5.63
Non interest-earning assets                             20,406                                 19,192
                                                    ----------                              ---------
  Total assets                                      $  360,084                              $ 343,958
                                                    ==========                              =========

Liabilities and stockholders' equity
Interest bearing checking                               36,102           19       0.21         33,712         39           0.46
Money market investment accounts                        19,599           33       0.68         21,595         58           1.08
Passbook and statement savings                          30,352           47       0.62         29,208         81           1.11
Certificates of deposit                                157,108          820       2.09        156,527      1,113           2.84
FHLB advances                                           33,429          316       3.78         20,272        276           5.46
                                                    ----------    ---------       ----      ---------     ------           ----
  Total interest-bearing liabilities                   276,590        1,235       1.79        261,314      1,567           2.40
Non interest-bearing liabilities                        20,594                    ----         20,770                      ----
                                                    ----------                              ---------
  Total liabilities                                    297,184                                282,084
Stockholders' equity                                    62,900                                 61,874
                                                    ----------                              ---------
  Total liabilities and stockholders' equity        $  360,084                              $ 343,958
                                                    ==========                              =========

Net interest income                                               $   2,812                               $3,000
                                                                  =========                               ======
Interest rate spread                                                              2.98%                                    3.23%
                                                                                  ====                                     ====
Net interest margin (3)                                                           3.31%                                    3.69%
                                                                                  ====                                     ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                           122.81%                                  124.28%
                                                                                ======                                   ======

---------

(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Represents net interest income divided by the average balance of interest-earning assets.
(4) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

     PROVISION FOR LOAN LOSSES. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. We estimate the allowance using an allowance for loan losses model which takes into considerations all of these factors. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $60,000 and net charge-offs were $48,000 for the year quarter December 31, 2003 compared with a provision of $60,000, and net charge-offs of $2,000 for the quarter ended December 31, 2002. Nonperforming loans at December 31, 2003 and September 30, 2003 were $4.1 million and $4.2 million, respectively. The majority of the non-performing loans resulted from three unrelated, distinct credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as these loans are well secured by property and equipment. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

     OTHER INCOME. Other income decreased $234,000, or 30.8%, from $760,000 for the quarter ended December 31, 2002 to $526,000 for the quarter ended December 31, 2003. Mortgage banking, net decreased $326,000 from $401,000 for the quarter ended December 31, 2002 to $98,000 for the quarter ended December 31, 2003. This decrease results from a decrease in volume of mortgage loan originations and sales. We sold loans totaling $6.8 million in the quarter ended December 31, 2003 compared with sales of $24.8 million in the previous year. The increase in mortgage interest rates slowed the volume of mortgage originations and sales. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. The Company recorded gains on sales of investments of $97,000 in the quarter ended December 31, 2003 which were not present in the prior year.

     OPERATING EXPENSES. Total operating expenses were $2.1 million for both the quarters ended December 31, 2003 and 2002. Expenses incurred in operating real estate owned were $6,000 for the three months ended December 31, 2002 compared to income of $3,000 for the quarter ended December 31, 2003. The Company has been able to control expenses during this period of slower asset growth.

     INCOME TAX EXPENSE. Income tax expense decreased $154,000 from tax expense of $571,000 for the quarter ended December 31, 2002 to $417,000 for the quarter ended December 31, 2003. The effective tax rates were 35.5% and 36.7% for the quarters ended December 31, 2003 and 2002, respectively. The decrease in the effective rate was primarily due to an increase in the ratio of state non-taxable income as a percentage of net income before taxes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                              December 31, 2003         September 30, 2003
                                                              -----------------         ------------------
                                                                         (Dollars in thousands)
         Commitments to originate new loans                            4,927                     1,552
         Commitments to originate new loans held for sale                154                       278
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit              59,083                    57,237
         Commercial letters of credit                                  1,642                       326
         Commitments to sell loans held for sale                       1,839                     1,630

     The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

     The increase in commitments at December 31, 2003 are the result of $4.6 million of commitments to originate commercial loans compared to $1.2 million at September 30, 2003. These commitments are not indicative of any future upward trend in volume.

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2003, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of December 31, 2003

                                                            PAYMENTS DUE BY PERIOD
                                                            ----------------------
                                                            (DOLLARS IN THOUSANDS)
                                   LESS THAN
                                     1 YEAR           1-3 YEARS        4-5 YEARS      OVER 5 YEARS      TOTAL
                                   ---------          ---------        ---------      ------------      -----
Deposits                            $225,899           20,021            10,459                --      256,379
Advances from FHLB                    18,000               --                --            20,000       38,000
Lease obligations                         18               41                42                26          127
                                    --------           ------            ------            ------      -------
Total contractual cash
    obligations                     $243,917           20,062            10,501            20,026      294,506
                                    ========           ======            ======            ======      =======

ASSET QUALITY

     At December 31, 2003, the Company had approximately $4.3 million in nonperforming assets (nonaccrual loans and real estate owned) or 1.19% of total assets. At September 30, 2003, nonperforming assets were $4.2 million or 1.17% of total assets. At both December 31, 2003 and September 30, 2003, impaired loans totaled $3.8 million, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at December 31, 2003 and September 30, 2003 result from three unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At both December 31, 2003 and September 30, 2003, the entire $3.8 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $235,000. The average carrying value of impaired loans was $3.8 million during the three months ended December 31, 2003. Interest income of $41,000 has been recorded on impaired loans in the three months ended December 31, 2003. The Bank's net chargeoffs for the three months ended December 31, 2003 were $48,000. The Bank's allowance for loan losses was $3.9 million at both December 31, 2003 and September 30, 2003 and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.68% at both December 31, 2003 and September 30, 2003.

     The following table presents an analysis of our nonperforming assets:

                                                           AT                      AT                      AT
                                                      DECEMBER 31,            SEPTEMBER 30,           DECEMBER 31,
                                                          2003                    2003                    2002
                                                      ------------            --------------          ------------
Nonperforming loans:
Nonaccrual loans                                    $       4,057           $        4,153          $     4,659
Loans 90 days past due and accruing                            --                       --                   --
Restructured loans                                             --                       --                   --
                                                    -------------           --------------          -----------
Total nonperforming loans                                   4,057                    4,153                4,659
Other real estate                                             273                       95                  183
                                                    -------------           --------------          -----------
Total nonperforming assets                          $       4,330           $        4,248          $     4,842
                                                    =============           ==============          ===========

Nonperforming loans to loans receivable, net                 1.79%                    1.84%                2.12%
Nonperforming assets as a percentage
 of loans and other real estate owned                        1.91%                    1.88%                2.20%
Nonperforming assets to total assets                         1.19%                    1.17%                1.40%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2003, we had $4.9 million in classified assets consisting of $4.6 million in substandard loans and $273,000 in real estate owned. At September 30, 2003, we had $4.9 million in substandard assets consisting of $4.8 million in loans and $95,000 in real estate owned. At December 31, 2002, we had $5.4 million in substandard assets consisting of $5.2 million in loans and $183,000 in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At December 31, 2003, we have identified approximately $935,000 in assets classified as special mention and $34.7 million as watch. At December 31, 2002, we had identified approximately $1.2 million in assets classified as special mention and $30.6 million as watch.

     Included in the total of watch list assets are five loans with an aggregate outstanding balance of $4.3 million at December 31, 2003 to a company affiliated with one of our directors. In addition, the director has the ability to borrow an additional $392,000 from us under a line of credit. At September 30, 2003, the aggregate outstanding balance was $4.5 million with additional availability of $172,000. All the loans are secured by a first lien on all assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director and his spouse have personally guaranteed repayment of the loans. At December 31, 2003, such loans were current with respect to their payment terms and, except for the waiver of certain debt covenants by the Bank, were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in December 2003, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become an impaired loan in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 2003, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $9.8 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 2003, we sold loans totaling $6.8 million. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $88.0 million at December 31, 2003.

     We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 2003, we had $5.1 million in commitments to originate new loans, $59.1 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $1.6 million in standby letters of credit. At December 31, 2003, certificates of deposit, which are scheduled to mature within one year, totaled $125.0 million. We believe that a significant portion of such deposits will remain with us.

     The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2003 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At December 31, 2003, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 per share to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at December 31, 2003 was 17.5%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.10, $0.10 and $0.08 for each of the three months ended December 31, 2003, September 30, 2003 and December 31, 2002, respectively. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended December 31, 2003, September 30, 2003 and December 31, 2003 was 38.5%, 31.2% and 24.2%, respectively.

ACCOUNTING MATTERS

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers.) The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2003 is $1.6 million. At September 30, 2003, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary, as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.


     In a recent speech regarding loan commitments related to the origination of mortgage loans that will be held for sale, the SEC staff has indicated that the practice of recognizing assets, and no liabilities, should be discontinued. In view of the ongoing discussions and the nature of this particular issue, the SEC staff would not object if registrants discontinue this practice beginning with commitments entered into in the first reporting period beginning after March 31, 2004. Any previously recognized loan commitments should be taken care of in the normal course of closing loans in the mortgage pipeline. The Company is evaluating the impact of this accounting change on the consolidated financial statements.

     In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", (Interpretation 46) was issued. Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. The application of this revised interpretation is not expected to have a material effect on the consolidated financial statements.

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

     The Company monitors whether material changes in market risk have occurred since September 30, 2003. The Company does not believe that any material adverse changes in market risk exposures occurred since September 30, 2003.

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

     ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None.

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5. OTHER INFORMATION

     None.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS.
         ---------

          31.1 Rule 13a-14(a) Certification of Chief Executive Officer

          31.2 Rule 13a-14(a) Certification of Chief Financial Officer

          32 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) REPORTS ON FORM 8-K.
         --------------------
          The Registrant filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

          Date of Report       Item(s) Reported       Financial Statements Filed
          --------------       ----------------       --------------------------
          October 27, 2003          7, 12                        N/A

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       1st STATE BANCORP, INC.


                                       /s/ James C. McGill
Date:  February 13, 2004               ----------------------------------------
                                       James C. McGill
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



                                       /s/ A. Christine Baker
Date:  February 13, 2004               ----------------------------------------
                                       A. Christine Baker
                                       Executive Vice President
                                       Treasurer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)