Form 10-Q
period 2004-03-31
1ST STATE BANCORP INC
filed 2004-05-14
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1st STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


         Virginia                                         56-2130744
-------------------------------                      --------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

445 S. Main Street, Burlington, North Carolina              27215
-----------------------------------------------        --------------
(Address of Principal Executive Offices)                  (Zip Code)


                                 (336) 227-8861
               ---------------------------------------------------
               Registrant' s Telephone Number, Including Area Code

                                       N/A
-------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --   --
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of May 7, 2004, the issuer had 2,962,323 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION
        =====================

Item 1. Financial Statements

          Consolidated  Balance  Sheets as of March  31, 2004
          (unaudited) and September 30, 2003..................................2

          Consolidated Statements of Income for the Three
          Months Ended March 31, 2004  and  2003 (unaudited)..................3

          Consolidated  Statements  of Income for the Six Months
          Ended March 31, 2004  and  2003 (unaudited).........................4

          Consolidated  Statements  of  Stockholders'  Equity
          and  Comprehensive Income   for  the  Six   Months
          Ended   March  31,   2004  and  2003 (unaudited)....................5

          Consolidated  Statements  of Cash Flows for the
          Six Months Ended March 31, 2004 and 2003 (unaudited)................6

          Notes to  Consolidated Financial Statements.........................8

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations...................................10

Item 3. Quantitative  and Qualitative Disclosures About Market Risk...........19

Item 4. Controls and Procedures...............................................20


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings....................................................21

Item 2.  Changes in  Securities,  Use of Proceeds and Issuer
         Purchases of Equity Securities.......................................21

Item 3.  Defaults Upon Senior Securities......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22


SIGNATURES....................................................................24

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND SEPTEMBER 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   At                   At
                                                                                March 31,         September 30,
                                                                                  2004                2003
                                                                           ------------------    ---------------
                                                                             (Unaudited)
                                      ASSETS

Cash and cash equivalents                                                   $     8,385          $    9,359
Investment securities:
     Held to maturity (fair value of $22,088 and $19,397
         at March 31, 2004 and September 30, 2003, respectively)                 21,824              19,462
     Available for sale (cost of $85,767 and $92,971
         at March 31, 2004 and September 30, 2003, respectively)                 85,368              91,709
Loans held for sale, at lower of cost or fair value                               1,244                 645
Loans receivable (net of allowance for loan losses of $3,892 and $3,856 at March 31, 2004 and September 30, 2003,
    respectively)                                                               230,584             225,725
Real estate owned                                                                   513                  95
Federal Home Loan Bank stock, at cost                                             1,425               1,675
Premises and equipment                                                            8,253               8,413
Accrued interest receivable                                                       1,886               1,967
Other assets                                                                      3,387               3,590
                                                                            -----------          ----------
             Total assets                                                   $   362,869          $  362,640
                                                                            ===========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              264,413             262,712
  Advances from Federal Home Loan Bank                                           28,500              31,500
  Advance payments by borrowers for property taxes and insurance                    215                  57
  Dividend payable                                                                  296                 297
  Other liabilities                                                               5,131               5,373
                                                                            -----------          ----------
          Total liabilities                                                     298,555             299,939
                                                                            -----------          ----------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,962,323 and 2,971,977 shares issued and outstanding
         at  March 31, 2004 and September 30, 2003, respectively                     33                  33
   Additional paid-in capital                                                    35,930              35,778
   Unallocated ESOP shares                                                       (2,854)             (3,141)
   Deferred compensation payable in treasury stock                                5,802               5,466
   Treasury stock                                                               (13,448)            (12,785)
   Retained income - substantially restricted                                    39,094              38,118
   Accumulated other comprehensive income (loss) - net unrealized
        loss on investment securities available for sale                           (243)               (768)
                                                                            -----------          ----------
Total stockholders' equity                                                       64,314              62,701
                                                                            -----------          ----------
        Total liabilities and stockholders' equity                          $   362,869          $  362,640
                                                                            ===========          ==========


See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (Unaudited)

                                                                       For the Three Months Ended
                                                                                March 31,
                                                                       ------------------------------
                                                                          2004                2003
                                                                       ----------         -----------
Interest income:
   Interest and fees on loans                                          $   2,830          $   3,295
   Interest and dividends on investments                                   1,116              1,060
   Overnight deposits                                                          8                 42
                                                                       ---------          ---------
         Total interest income                                             3,954              4,397
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                         886              1,169
    Borrowings                                                               303                276
                                                                       ---------          ---------
         Total interest expense                                            1,189              1,445
                                                                       ---------          ---------

         Net interest income                                               2,765              2,952

Provision for loan losses                                                     60                 60
                                                                       ---------          ---------
         Net interest income after provision for loan losses               2,705              2,892
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     240                214
   Commissions from sales of annuities and mutual funds                       93                159
   Mortgage banking income, net                                              113                436
   Securities gains, net                                                      88                 --
   Other                                                                      56                 62
                                                                       ---------          ---------
         Total other income                                                  590                871
                                                                       ---------          ---------

Operating expenses:
   Compensation and related benefits                                       1,316              1,400
   Occupancy and equipment                                                   340                384
   Real estate operations, net                                                (1)                 4
   Other expenses                                                            401                393
                                                                       ---------          ---------
         Total operating expenses                                          2,056              2,181
                                                                       ---------          ---------

         Income before income taxes                                        1,239              1,582

Income taxes                                                                 460                585
                                                                       ---------          ---------

         Net income                                                    $     779           $    997
                                                                       =========          =========

         Earnings per share:

         Basic                                                         $    0.28          $    0.35
         Diluted                                                       $    0.26          $    0.34

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                       For the Six Months Ended
                                                                                March 31,
                                                                       ----------------------------
                                                                          2004               2003
                                                                       ----------         ---------
Interest income:
   Interest and fees on loans                                          $   5,684          $   6,667
   Interest and dividends on investments                                   2,300              2,212
   Overnight deposits                                                         17                 85
                                                                       ---------          ---------
         Total interest income                                             8,001              8,964
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                       1,805              2,460
    Borrowings                                                               619                552
                                                                       ---------          ---------
         Total interest expense                                            2,424              3,012
                                                                       ---------          ---------
         Net interest income                                               5,577              5,952

Provision for loan losses                                                    120                120
                                                                       ---------          ---------
         Net interest income after provision for loan losses               5,457              5,832
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     446                431
   Commissions from sales of annuities and mutual funds                      165                246
   Mortgage banking income, net                                              211                837
   Securities gains, net                                                     185                 --
   Other                                                                     109                118
                                                                       ---------          ---------
         Total other income                                                1,116              1,632
                                                                        --------          ---------
Operating expenses:
   Compensation and related benefits                                       2,648              2,745
   Occupancy and equipment                                                   683                735
   Real estate operations, net                                                (5)                 9
   Other expenses                                                            833                839
                                                                       ---------          ---------
         Total operating expenses                                          4,159              4,328
                                                                       ---------          ---------

         Income before income taxes                                        2,414              3,136

Income taxes                                                                 877              1,156
                                                                       ---------          ---------

Net income                                                             $   1,537          $   1,980
                                                                       =========          =========

Earnings per share:
         Basic                                                         $    0.55          $    0.70
         Diluted                                                       $    0.52          $    0.67

See accompanying notes to the consolidated financial statements

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
          FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                                 (In Thousands)


                                                                             Deferred
                                                                           compensation                   Accumulated
                                                    Additional Unallocated  payable in                        other        Total
                                              Common  paid-in     ESOP      treasury   Treasury Retained comprehensive stockholders'
                                              stock   capital    shares       stock     stock    Income   income (loss)   equity
                                              ----- ---------- ----------- ------------ ------   ------  ------------- -------------
Balance at September 30, 2002                 $33      35,623       (3,739)    5,466    (11,899)  35,258      827        61,569

Comprehensive income:
     Net income                                --          --           --        --         --    1,980       --         1,980
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income taxes of $169             --          --           --        --         --       --     (262)         (262)
                                                                                                                          -----
     Total comprehensive income                                                                                           1,718
Allocation of ESOP shares                      --          72          298        --         --       --       --           370
Acquisition of treasury stock                  --          --           --        --       (743)      --       --          (743)
Cash dividends declared ($0.18 per share)      --          --           --        --         --     (538)      --          (538)
Cash dividends on unallocated ESOP shares      --          --           --        --         --       35       --            35
                                              ---      ------       ------     -----    -------   ------      ---        ------
Balance at March 31, 2003                     $33      35,695       (3,441)    5,466    (12,642)  36,735      565        62,411
                                              ===      ======       =======    =====    ========  ======      ===        ======

Balance at September 30, 2003                 $33      35,778       (3,141)    5,466    (12,785)  38,118     (768)       62,701

Comprehensive income:
     Net income                                --         --            --        --         --    1,537       --         1,537
     Other comprehensive income-unrealized
       gain on securities available-for-sale
       net of income taxes of $338             --         --            --        --         --       --      525           525
                                                                                                                         ------
     Total comprehensive income                                                                                           2,062
Allocation of ESOP shares                      --         133          287        --         --       --       --           420
Acquisition of treasury stock                  --          --           --        --       (663)      --       --          (663)
Deferred compensation                          --          --           --       336         --       --       --           336
Exercise of stock options                      --          19           --        --         --       --       --            19
Cash dividends declared ($0.20 per share)      --          --           --        --         --     (593)      --          (593)
Cash dividends on unallocated ESOP shares      --          --           --        --         --       32       --            32
                                              ---      ------       ------     -----    -------   ------      ---        ------
Balance at March 31, 2004                     $33      35,930       (2,854)    5,802    (13,448)  39,094     (243)       64,314
                                              ===      ======       ======     =====    =======   ======     ====        ======

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                 (In Thousands)


                                                                                     For the Six Months Ended
                                                                                             March 31,
                                                                                      2004                2003
                                                                                   ---------          -----------

Cash flows from operating activities:
   Net income                                                                   $    1,537           $   1,980
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   120                 120
           Depreciation                                                                342                 394
           Deferred tax expense (benefit)                                              (51)                 91
           Amortization of premiums and discounts, net                                   6                 (31)
           Deferred compensation                                                       120                 120
           Release of ESOP shares                                                      420                 370
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                   (26)                (41)
           Loss (gain) on sale of other real estate                                    (12)                  6
           Gain on sale of investment securities available for sale                   (185)                 --
           Net (gain) loss on sale of loans                                             27                (164)
           Proceeds from loans held for sale                                        13,544              48,579
           Originations of loans held for sale                                     (14,170)            (45,768)
           Decrease (increase) in other assets                                         (72)                203
           Decrease in accrued interest receivable                                      81                 449
           Decrease in other liabilities                                               (26)             (2,809)
                                                                                ----------            --------
                      Net cash provided by operating activities                      1,655               3,499
                                                                                ----------            --------

Cash flows provided by (used in) investing activities:
           Proceeds from sale of FHLB stock                                          1,975                 368
           Purchases of FHLB stock                                                  (1,725)                 --
           Purchases of investment securities held to maturity                      (6,368)             (2,000)
           Purchases of investment securities available for sale                   (30,575)            (48,229)
           Proceeds from sales of investment securities available for sale          10,993                  --
           Proceeds from maturities and issuer calls of investment securities
               available for sale                                                   26,969              66,485
           Proceeds from maturities and issuer calls of investment securities
               held to maturity                                                      4,002                   2
           Net increase in loans receivable                                         (5,121)             (3,935)
           Purchase of real estate acquired in settlement of loans                    (250)                 --
           Purchases of premises and equipment                                        (182)               (768)
                                                                                ----------           ---------

                   Net cash provided by (used in) investing activities                (282)             11,923
                                                                                ----------           ---------

                                                                 (Continued)

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                 (In Thousands)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     2004               2003
                                                                                -----------        -------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                          $    1,701           $  (1,861)
   Advances from the Federal Home Loan Bank                                         54,000              13,000
   Repayments of advances from the Federal Home Loan Bank                          (57,000)            (13,000)
   Purchase of treasury stock                                                         (663)               (743)
   Exercise of stock options                                                            19                  --
   Dividends paid on common stock                                                     (562)               (446)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      158                 188
                                                                                ----------           ---------

   Net cash used in financing activities                                            (2,347)             (2,862)
                                                                                ----------           ---------

        Net increase (decrease) in cash and cash equivalents                          (974)             12,560

Cash and cash equivalents at beginning of period                                     9,359              18,865
                                                                                ----------           ---------

Cash and cash equivalents at end of period                                      $    8,385           $  31,425
                                                                                ==========           =========

Payments are shown below for the following:
       Interest                                                                 $    2,420           $   3,021
                                                                                ==========           =========

       Income taxes                                                             $    1,276           $   1,133
                                                                                ==========           =========

Noncash investing and financing activities:

     Unrealized gains (losses) on investment securities
          available for sale                                                    $      863           $    (431)
                                                                                ==========           =========

     Cash dividends declared but not paid                                       $      280           $     279
                                                                                ==========           =========

     Cash dividends on unallocated ESOP shares                                  $       32           $      35
                                                                                ==========           =========


See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                MARCH 31, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003


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

     The results of operations for the three and six month periods ended March 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share include the potentially dilutive effects of the Company's stock-based benefit plans. There were no anti-dilutive stock options for the three and six months ended March 31, 2004 and 2003. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                       ------------------------------
                                                                          2004                2003
                                                                       ----------         -----------
Average shares issued and outstanding                                    2,963,492          2,995,606
Less: Unallocated ESOP shares                                             (149,487)          (179,585)
                                                                       -----------         ----------
Average basic shares for earnings per share                              2,814,005          2,816,021
Add: Potential common stock pursuant to stock option plan                  157,118            122,277
                                                                       -----------         ----------
Average dilutive shares for earnings per share                           2,971,123          2,938,298
                                                                       ===========         ==========


                                                                              SIX MONTHS ENDED
                                                                                   MARCH 31,
                                                                          2004                2003
                                                                       ----------         -----------
Average shares issued and outstanding                                    2,966,391          2,999,280
Less: Unallocated ESOP shares                                             (153,167)          (183,449)
                                                                        ----------         ----------
Average basic shares for earnings per share                              2,813,224          2,815,831
Add: Potential common stock pursuant to stock option plan                  152,782            124,438
                                                                        ----------         ----------
Average dilutive shares for earnings per share                           2,966,006          2,940,269
                                                                        ==========         ==========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and six months ended March 31, 2004 and 2003, 7,280 and 7,360 and 14,640 and 15,288 shares of stock were committed to be released and approximately $215,000 and $181,000 and $420,000 and $371,000, respectively of compensation expense was recognized.

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

     The expense related to this plan for each of the three and six months ended March 31, 2004 and 2003 was $60,000 and $60,000 and $120,000 and $120,000,
respectively. This expense is included in compensation expense.

NOTE 6.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. There were 2,077 options exercised during the three months ended March 31, 2004. No options were granted during the three and six months ended March 31, 2004 and 2003. At March 31, 2004, 314,235 options are outstanding, all of which are exercisable.

NOTE 7. MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost that is determined when the underlying loans are sold. MSRs are amortized over a period that approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of March 31, 2004 and September 30, 2003, MSRs totaled $520,000 and $547,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $57,000 and $71,000 for the six months ended March 31, 2004 and 2003, respectively.

NOTE 8.  STANDBY LETTERS OF CREDIT

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after March 31, 2003. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2004 is $1.7 million. At March 31, 2004, the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

     Over the years, we have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and consumer loans, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans. These loans generally carry added risk when compared to a single-family residential mortgage loan, so we have concurrently increased our allowance for loan losses as we have originated these loans.

     Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.50% in January 2001 to 4.00% in June 2003. These reductions in prime tended to negatively impact the Company's net interest margin and net interest spread which resulted in lower net interest income for the Company. The Company's asset growth has been slower as a result of heavy refinancing as customers have taken advantage of these attractive interest rates. The fee income associated with the heavy refinancing volume has replaced some of the lost net interest income. Now as the refinancing activity has slowed, the Company is looking to replace lost net interest income possibly with leverage strategies. During periods of slow loan demand, the Company purchases more investments, and the Company uses short-term borrowings as an alternative to deposits for funding certain assets. The Company's balance sheet is currently asset sensitive, that is, rate sensitive assets exceed rate sensitive liabilities. We expect an increase in net interest income during periods of rising interest rates and decreased net interest income during periods of falling interest rates.

CRITICAL ACCOUNTING POLICIES

     The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of September 30, 2003, which was filed on the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 AND SEPTEMBER 30, 2003

     Total assets were relatively flat from September 30, 2003 to March 31, 2004. Assets increased to $362.9 million at March 31, 2004 from $362.6 million at September 30, 2003. Increases in loans receivable, net and loans held for sale were offset by decreases in investment securities. Deposits increased by $1.7 million from $262.7 million at September 30, 2003 to $264.4 million at March 31, 2004. These increases were offset by decreases in advances from the Federal home loan Bank. Borrowings from the Federal Home Loan Bank of Atlanta decreased $3.0 million from $31.5 million at September 30, 2003 to $28.5 million at March 31, 2004.

     Investment securities available for sale decreased $5.7 million from $91.1 million at September 30, 2003 to $85.4 million at March 31, 2004. During the six months ended March 31, 2004, we purchased $30.6 million of securities and received $38.0 million in proceeds from sales, maturities and issuer calls of investment securities available for sale. Investment securities held to maturity increased $2.4 million from $19.5 million at September 30, 2003 to $21.8 million at March 31, 2004. During the six months ended March 31, 2004, we purchased $6.4 million of securities and received $4.0 million in proceeds from maturities and issuer calls of investment securities held to maturity.

     Loans held for sale increased to $1.2 million at March 31, 2004 from $645,000 at September 30, 2003. Loans receivable, net increased from $225.7 million at September 30, 2003 to $230.6 million at March 31, 2004. The increase in loans held for sale resulted from timing differences in the funding of loan sales. During the six months ended March 31, 2004, mortgage originations were considerably slower than in previous quarters as refinance activity slowed down in response to higher mortgage interest rates. During this same period, the Company saw growth in commercial loans and equity lines.

     Stockholders' equity increased by $1.6 million from $62.7 million at September 30, 2003 to $64.3 million at March 31, 2004 as a result of net income of $1.5 million, release of ESOP shares of $420,000 and a decrease in unrealized loss on available for sale securities of $525,000. These increases were partially offset by cash dividends to stockholders declared of $561,000 and purchases of treasury stock of $663,000.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND
2003

     NET INCOME. We recorded net income of $779,000 for the quarter ended March 31, 2004, as compared to $997,000 for the quarter ended March 31, 2003, representing a decrease of $218,000, or 21.9%. For the three months ended March 31, 2004, basic and diluted earnings per share were $0.28 and $0.26, respectively, compared to the basic and diluted earnings per share for the quarter ended March 31, 2003 of $0.35 and $0.34, respectively. The decrease in net income resulted primarily from decreased net interest income and decreased other income that were offset partially by decreased operating expenses and decreased income tax expense. The decrease in net interest income resulted from lower net interest margins. The average prime interest rate for the quarter ended March 31, 2004 was 4.00%, a decrease of 25 basis points from 4.25%, which was the average prime for the quarter ended March 31, 2003. The repricing of loans and investments decreased the Company's average asset yield by 75 basis points whereas the average cost of funds decreased only 47 basis points during the quarter ended March 31, 2003.

     NET INTEREST INCOME. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $187,000 or 6.8% for the three months ended March 31, 2004, compared to the same quarter in the prior year. This decrease results from a $443,000 decrease in interest income that was partially offset by the $256,000 decrease in total interest expense. The average net interest rate spread decreased 28 basis points from 3.21% for the three months ended March 31, 2003 to 2.93% for the quarter ended March 31, 2004.

     INTEREST INCOME. The decrease in interest income for the three months ended March 31, 2004 was the result of a decrease in yield on interest-earning assets of 75 basis points from 5.39% for the three months ended March 31, 2003 to 4.64% for the three months ended March 31, 2004. This decrease was partially offset by an increase of $14.7 million in average interest-earning assets compared to the same quarter in the prior year. Average investment securities increased $24.9 million, average interest-bearing overnight funds decreased $11.1 million and average loans receivable increased

$918,000. The increase in average interest-earning assets increased interest income by approximately $299,000 and the decrease in the average asset yield decreased interest income by approximately $742,000.

     INTEREST EXPENSE. Interest expense decreased in the three months ended March 31, 2004 due to a decrease in the cost of interest-bearing liabilities of 47 basis points from 2.18% for the three months ended March 31, 2003 to 1.71% for the three months ended March 31, 2004. This decrease was partially offset by an increase in average interest-bearing liabilities of $12.9 million. Average interest-bearing deposits increased by $4.5 million while average FHLB advances increased $8.4 million for the three months ended March 31, 2004 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $127,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $383,000.

The following table presents average balances and average rates earned/paid by the Company for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003.

                                                          Three Months Ended                           Three Months Ended
                                                              March 31, 2004                              March 31, 2003
                                                     --------------------------------          ----------------------------------
                                                                             (Dollars in Thousands)

                                                     Average                     Average     Average                    Average
                                                     Balance        Interest   Yield/Cost    Balance      Interest    Yield/Cost
                                                     -------        --------   ----------    -------      --------    ----------
Assets:
Loans receivable (1).........................     $    229,683    $   2,830       4.93%   $   228,764  $   3,295           5.76%
Investment securities (2)....................          107,811        1,116       4.14         82,921      1,060           5.11
Interest-bearing overnight deposits .........            3,556            8       0.91         14,669         42           1.15
                                                  ------------    ---------      -----    -----------  ---------         ------
  Total interest-earning assets (3)..........          341,050        3,954       4.64        326,354      4,397           5.39
Non interest-earning assets..................           20,970                                 21,001
                                                  ------------                            -----------
  Total assets...............................     $    362,020                            $   347,355
                                                  ============                            ===========

Liabilities and stockholders' equity:
Interest bearing checking....................           35,538           18       0.21         33,018         36           0.44
Money market investment accounts.............           19,212           32       0.66         22,485         54           0.96
Passbook and statement savings...............           29,834           45       0.60         29,321         80           1.09
Certificates of deposit......................          163,530          791       1.93        158,776        999           2.52
FHLB advances................................           30,280          303       4.01         21,900        276           5.05
                                                  ------------    ---------      -----    -----------  ---------         ------
  Total interest-bearing liabilities.........          278,394        1,189       1.71        265,500      1,445           2.18
Non interest-bearing liabilities.............           19,822                                 19,356
                                                  ------------                            -----------
  Total liabilities..........................          298,216                                284,856
Stockholders' equity.........................           63,804                                 62,499
                                                  ------------                            -----------
  Total liabilities and stockholders' equity      $    362,020                            $   347,355
                                                  ============                            ===========

Net interest income..........................                     $   2,765                            $   2,952
                                                                  =========                            =========
Interest rate spread.........................                                     2.93%                                    3.21%
                                                                                  ====                                     ====
Net interest margin (4)......................                                     3.24%                                    3.62%
                                                                                  ====                                     ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                   122.51%                                  122.92%
                                                                                ======                                   ======

 --------
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(4) Represents net interest income divided by the average balance of interest-earning assets.

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

     The provision for loan losses was $60,000 and net charge-offs were $36,000 for the three months ended March 31, 2004 compared with a provision of $60,000, and net charge-offs of $0 for the three months ended March 31, 2003. Nonperforming loans at March 31, 2004 and September 30, 2003 were $4.0 million and $4.2 million, respectively. The majority of the non-performing loans resulted from two unrelated, distinct credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as these loans are well secured by property and equipment.

     OTHER INCOME. Other income decreased $281,000 from $871,000 for the three months ended March 31, 2003 to $590,000 for the three months ended March 31, 2004. Mortgage banking income, net decreased $323,000 from $436,000 for the three months ended March 31, 2003 to $113,000 for the three months ended March 31, 2004. This decrease results from a decrease in volume of mortgage loan originations and sales. We sold loans totaling $6.7 million in the three months ended March 31, 2004 compared with sales of $23.8 million in the previous year for the comparable period. The increase in mortgage interest rates slowed the volume of mortgage originations and sales. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. Commissions from sales of annuities and mutual funds decreased $66,000 from $159,000 for the quarter ended March 31, 2003 to $93,000 for the quarter ended March 31, 2004. This decrease results from lower sales of annuities and mutual funds. The Company recorded gains on sales of investments of $88,000 in the three months ended March 31, 2004 which were not present in the prior year.

     OPERATING EXPENSES. Total operating expenses were $2.1 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. Expenses incurred in operating real estate owned were $4,000 for the three months ended March 31, 2003 compared to income of $1,000 for the three months ended March 31, 2004. The Company has been able to control expenses during this period of slower asset growth.

     INCOME TAX EXPENSE. Income tax expense decreased $125,000 from tax expense of $585,000 for the three months ended March 31, 2003 to $460,000 for the three months ended March 31, 2004. The effective tax rates were 37.1% and 37.0% for the three months ended March 31, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

     NET INCOME. We recorded net income of $1.5 million for the six months ended March 31, 2004, a decrease of $500,000, or 25.0% over the $2.0 million reported in the six months ended March 31, 2003. For the six months ended March 31, 2004, basic and diluted earnings per share were $0.55 and $0.52, respectively. The Company reported basic and diluted earnings per share for the six months ended March 31, 2003 of $0.70 and $0.67, respectively. The decrease in net income resulted primarily from decreased net interest income and decreased other income. These decreases in income were partially offset by decreased operating expenses and decreased income taxes. The decrease in the net interest income resulted from lower net interest margins. The average prime interest rate for the six months ended March 31, 2004 was 4.00%, a decrease of 35 basis points from 4.35% which was the average prime for the six months ended March 31, 2003. The rate decrease caused a greater reduction in the average yield on earning assets than the average rate paid on interest-bearing liabilities.

     NET INTEREST INCOME. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $376,000 or 6.7% for the six months ended March 31, 2004, compared to the same six months in the prior year. This decrease reflects a $963,000 decrease in interest income that was partially offset by the $588,000 decrease in total interest expense. The average net interest rate spread decreased 27 basis points from 3.22% for the six months ended March 31, 2003 to 2.95% for the six months ended March 31, 2004.

     INTEREST INCOME. The decrease in interest income for the six months ended March 31, 2004 was due to a decrease in yield on interest-earning assets of 81 basis points from 5.51% for the six months ended March 31, 2003 to 4.70% for the six months ended March 31, 2004 that was partially offset by an increase of $14.2 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $592,000 and the decreased yield decreased interest income by approximately $1.6 million. Average investment securities increased $25.0 million compared with the prior year. This increase was offset in part by a decrease in average loans receivable of $165,000 and a decrease of $10.0 million in average interest bearing overnight funds.

     INTEREST EXPENSE. Interest expense decreased in the six months ended March 31, 2004 due to a decrease in the cost of interest-bearing liabilities of 54 basis points from 2.29% for the six months ended March 31, 2003 to 1.75% for the six months ended March 31, 2004 that was partially offset by an increase of $14.2 million in average interest-bearing liabilities. Average deposits increased by $3.4 million, and average FHLB advances increased $10.8 million for the six months ended March 31, 2004 compared to the same six months in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $317,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $905,000.


     The following table presents average balances and average rates earned/paid by the Company for the six months ended March 31, 2004 compared to the six months ended March 31, 2003.

                                                            Six Months Ended                           Six Months Ended
                                                             March 31, 2004                              March 31, 2003
                                                     --------------------------------        -------------------------------------
                                                                              (Dollars in Thousands)

                                                     Average                     Average     Average                    Average
                                                     Balance        Interest   Yield/Cost    Balance      Interest    Yield/Cost
                                                     --------       --------   ----------    -------      --------    ----------
Assets:
Loans receivable (1).........................     $    227,691    $   5,684       4.99%   $  227,857   $   6,667          5.85%
Investment securities (2)....................          108,883        2,300       4.22        83,906       2,212          5.27
Interest-bearing overnight deposits .........            3,786           17       0.91        13,789          85          1.24
                                                  ------------    ---------     ------    ----------   ---------         -----
  Total interest-earning assets (3)..........          340,360        8,001       4.70       325,552       8,964          5.51
Non interest-earning assets..................           20,879                                19,996
                                                  ------------                            ----------
  Total assets...............................     $    361,239                            $  345,548
                                                  ============                            ==========
Liabilities and stockholders' equity:
Interest bearing checking....................           35,822           38       0.21        33,369          74          0.45
Money market investment accounts.............           19,406           65       0.67        21,945         112          1.02
Passbook and statement savings...............           30,095           92       0.61        29,264         161          1.10
Certificates of deposit......................          160,301        1,610       2.01       157,639       2,113          2.68
FHLB advances................................           31,863          619       3.89        21,077         552          5.25
                                                  ------------    ---------     ------    ----------   ---------         -----
  Total interest-bearing liabilities.........          277,487        2,424       1.75       263,294       3,012          2.29
Non interest-bearing liabilities.............           20,401                                20,055
                                                  ------------                            ----------
  Total liabilities..........................          297,888                               283,349
Stockholders' equity.........................           63,351                                62,199
                                                  ------------                            ----------
  Total liabilities and stockholders' equity      $    361,239                            $  345,548
                                                  ============                            ==========

Net interest income..........................                     $   5,577                            $   5,952
                                                                  =========                            =========
Interest rate spread.........................                                     2.95%                                   3.22%
                                                                                ======                                   =====
Net interest margin (4)......................                                     3.28%                                   3.66%
                                                                                ======                                   =====
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                   122.66%                                 123.65%
                                                                                ======                                  ======

---------
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)  Includes FHLB of Atlanta stock.
(3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(4) Represents net interest income divided by the average balance of interest-earning assets.


     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $120,000 for both the six months ended March 31, 2004 and 2003. The provision for loan losses was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses. The effects of this continued shift in the portfolio were offset to a certain degree in 2004 by a decrease in nonperforming loans. The Company has completed the foreclosure on some of the nonperforming loans and shifted those assets into real estate owned. Most of the real estate owned is under contract. The sale of these properties should be completed during the next quarter.

     OTHER INCOME. Other income decreased $500,000 from $1.6 million for the six months ended March 31, 2003 to $1.1 million for the six months ended March 31, 2004. Mortgage banking income, net decreased $626,000 from $837,000 for the six months ended March 31, 2003 to $211,000 for the six months ended March 31, 2004. This decrease results from a decrease in volume of mortgage loan originations and sales. We sold loans totaling $13.6 million in the six months ended March 31, 2004 compared with sales of $45.8 million in the previous year for the comparable period. The increase in mortgage interest rates slowed the volume of mortgage originations and sales. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. Commissions from sales of annuities and mutual funds decreased $81,000 from $246,000 for the six months ended March 31, 2003 to $165,000 for the six months ended March 31, 2004. This decrease results from lower sales of annuities and mutual funds. The Company recorded gains on sales of investments of $185,000 in the six months ended March 31, 2004 which were not present in the prior year.

     OPERATING EXPENSES. Total operating expenses were $4.2 million and $4.3 million for the six months ended March 31, 2004 and 2003, respectively. Expenses incurred in operating real estate owned were $9,000 for the six months ended March 31, 2003 compared to income of $5,000 for the six months ended March 31, 2004. The Company has been able to control expenses during this period of slower asset growth.

     INCOME TAX EXPENSE. Income tax expense decreased $300,000 from tax expense of $1.2 million for the six months ended March 31, 2003 to $877,000 for the six months ended March 31, 2004. The effective tax rates were 36.3% and 36.9% for the six months ended March 31, 2004 and 2003, respectively. The decrease in the effective rate was primarily due to an increase in the ratio of state non-taxable income as a percentage of net income before taxes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                 March 31, 2004            September 30, 2003
                                                                 --------------            ------------------
                                                                        (Dollars in thousands)

         Commitments to originate new loans                            $ 1,196               $  1,552
         Commitments to originate new loans held for sale                  326                    278
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                56,537                 57,237
         Commercial letters of credit                                    1,692                    326
         Commitments to sell loans held for sale                         1,755                  1,630

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At March 31, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of March 31, 2004

                                                     PAYMENTS DUE BY PERIOD
                                                     (DOLLARS IN THOUSANDS)

                                    LESS THAN
                                      1 YEAR       1-3 YEARS    4-5 YEARS    OVER 5 YEARS    TOTAL
                                    ---------      ---------    ---------    ------------    -----
Deposits                            $229,567        23,343        11,503         --        264,413
Advances from FHLB                     8,500            --        20,000         --         28,500
Lease obligations                         18            41            42         26            127
                                    --------       -------      --------       ----        -------
Total contractual cash
    obligations                     $238,085        23,384        31,545         26        293,040
                                    ========       =======      ========       ====        =======

ASSET QUALITY

     At March 31, 2004, the Company had approximately $4.5 million in nonperforming assets (nonaccrual loans and real estate owned) or 1.23% of total assets. At September 30, 2003, nonperforming assets were $4.2 million or 1.17% of total assets. At March 31, 2004 and September 30, 2003, impaired loans totaled $3.7 million and $3.8 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at March 31, 2004 and September 30, 2003 result from two and three, respectively, unrelated commercial loan customers, each of which have loans secured by commercial real estate and business assets in Alamance County. At March 31, 2004, the entire $3.7 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $160,000. The average carrying value of impaired loans was $3.7 million during the six months ended March 31, 2004. Interest income of $98,000 has been recorded on impaired loans in the six months ended March 31, 2004. The Bank's net chargeoffs for the six months ended March 31, 2004 were $84,000. The Bank's allowance for loan losses was $3.9 million at March 31, 2004 and September 30, 2003, and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.66% and 1.68% at March 31, 2004 and September 30, 2003, respectively.

     The following table presents an analysis of our nonperforming assets:

                                                      At                           At                      At
                                                   March 31,                 September 30,             March 31,
                                                     2004                         2003                    2003
                                                     ----                         ----                    ----
Nonperforming loans:
Nonaccrual loans                              $       3,951                $        4,153             $     4,414
Loans 90 days past due and accruing                      --                            --                      --
Restructured loans                                       --                            --                      --
                                              -------------                --------------             -----------
Total nonperforming loans                             3,951                         4,153                   4,414
Other real estate                                       513                            95                     177
                                              -------------                --------------             -----------
Total nonperforming assets                    $       4,464                $        4,248             $     4,591
                                              =============                ==============             ===========

Nonperforming loans to loans receivable, net           1.71%                         1.84%                   1.97%
Nonperforming assets as a percentage
 of loans and other real estate owned                  1.93%                         1.88%                   2.05%
Nonperforming assets to total assets                   1.23%                         1.17%                   1.32%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2004, we had $5.0 million in classified assets consisting of $4.5 million in substandard loans, $24,000 in loss loans and $513,000 in real estate owned. At September 30, 2003, we had $4.9 million in substandard assets consisting of $4.8 million in loans and $95,000 in real estate owned. At March 31, 2003, we had $5.0 million in substandard and loss loans and $177,000 in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At March 31, 2004, we have identified approximately $5.3 million in assets classified as special mention and $29.3 million as watch. At March 31, 2003, we had identified approximately $1.1 million in assets classified as special mention and $30.7 million as watch.

     Included in the total of special mention assets are five loans with an aggregate outstanding balance of $4.4 million at March 31, 2004 to a company affiliated with one of our directors. At December 31, 2003, these loans had been classified as watch. In addition, the director has the ability to borrow an additional $35,956 from us under a line of credit. At September 30, 2003, the aggregate outstanding balance was $4.5 million with additional availability of $172,000. All the loans are secured by a first lien on all assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director and his spouse have personally guaranteed repayment of the loans. At March 31, 2004, such loans were current with respect to their payment terms and, except for the waiver of certain debt covenants by the Bank, were performing in accordance with the related loan agreements. Based on an analysis of the borrower's current financial statements received in April 2004, management has concerns that the borrower may have difficulty in complying with the present loan repayment terms on an ongoing basis. Accordingly, this loan may become an impaired loan in future periods. Management will continue to closely monitor the performance of these loans in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 2004, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and cash equivalents totaled $8.4 million. We have other sources of liquidity should we need additional funds. During the three and six months ended March 31, 2004, we sold loans totaling $6.7 million and $12.9 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $86.6 million at March 31, 2004.

     We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2004, we had $1.2 million in commitments to originate new loans, $56.5 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $1.7 million in standby letters of credit. At March 31, 2004, certificates of deposit, which are scheduled to mature within one year, totaled $126.8 million. We believe that a significant portion of such deposits will remain with us.

     The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2004 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At March 31, 2004, the Company was in compliance with the capital requirements of the Federal Reserve.

     On October 2, 2000, the Company paid a one-time special cash distribution of $5.17 per share to its stockholders. The distribution was made to manage the Company's capital and enhance shareholder value. Returning capital to the stockholders reduced the Company's equity to asset ratio from 21.2% to 17.2%. The Company's equity to asset ratio at March 31, 2004 was 17.7%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.10 for each of the three months ended March 31, 2004, September 30, 2003 and March 31, 2003. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended March 31, 2004, September 30, 2003 and March 31, 2003 was 38.5%, 31.2% and 29.4%, respectively.

ACCOUNTING MATTERS

     In March 2004, the SEC released Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. Staff Accounting Bulletin No. 105 must be applied to loan commitments that are issued after March 31, 2004. The adoption of Staff Accounting Bulletin No. 105 is not expected to have a material impact on the consolidated financial statements.

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

     The Company monitors whether material changes in market risk have occurred since September 30, 2003. The Company does not believe that any material adverse changes in market risk exposures have occurred since September 30, 2003.

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

ITEM  2.  CHANGES  IN  SECURITIES,  USE OF  PROCEEDS  AND  ISSUER  PURCHASES  OF
SECURITIES

     (a)  Not applicable

     (b)  Not applicable

     (c)  Not applicable

     (d)  Not applicable

     (e) The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended March 31, 2004.

                                                                            (c)
                                                                       TOTAL NUMBER
                                                                         OF SHARES                (d)
                                                                         PURCHASED              MAXIMUM
                                        (a)                              AS PART OF        NUMBER OF SHARES
                                       TOTAL               (b)            PUBLICLY         THAT MAY YET BE
                                     NUMBER OF           AVERAGE       ANNOUNCED PLANS     PURCHASED UNDER
                                       SHARES           PRICE PAID            OR             THE PLANS OR
              PERIOD                 PURCHASED          PER SHARE          PROGRAMS             PROGRAMS
              ------                 ---------          ----------    ----------------     ----------------
   January 2004                          688              $29.38              688                (1)
   Beginning date: January 29
   Ending date:  January 30

   February 2004                       4,950              $29.41            4,950                (1)
   Beginning date: February 3
   Ending date:  February 23

                                       5,638              $29.40            5,638                (1)
   Total

     (1) On August 20, 2002, the Company announced a 10% stock repurchase program to acquire up to 328,961 shares of the Company's common stock over a period of 18 months. These share purchases complete this repurchase program.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on February 3, 2004. At this meeting, 2,971,285 shares of the Company's common stock were represented in person or by proxy.

         Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                                  VOTES IN FAVOR                VOTES
                  NOMINEE                          OF ELECTION                WITHHELD
                  -------                         --------------              --------
                  James A. Barnwell, Jr.             2,595,101                  2,405
                  James G. McClure                   2,596,201                  1,305
                  T. Scott Quakenbush                2,595,019                  2,379

                  There were no broker nonvotes on the matter.

         ITEM 5.  OTHER INFORMATION

         None.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.
                  ---------
                  3.2    Bylaws, as amended of 1st State Bancorp, Inc.

                  31.1   Rule 13a-14(a) Certification of Chief Executive Officer

                  31.2   Rule 13a-14(a) Certification of Chief Financial Officer

                  32     Section 1350 Certification

         (b)      REPORTS ON FORM 8-K.
                  --------------------

                  The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

                  DATE OF REPORT    ITEM(S) REPORTED  FINANCIAL STATEMENTS FILED
                  --------------    ----------------  --------------------------
                  January 28, 2004       7, 12                N/A
                  February 25, 2004         5                 N/A

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 1st STATE BANCORP, INC.


Date:  May 13, 2004              /s/ James C. McGill
                                 --------------------------------------------
                                 James C. McGill
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

Date:  May 13, 2004              /s/ A. Christine Baker
                                 --------------------------------------------
                                 A. Christine Baker
                                 Executive Vice President
                                 Treasurer and Secretary
                                 (Principal Financial and Accounting Officer)