Form 10-Q
period 2004-06-30
1ST STATE BANCORP INC
filed 2004-08-16
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

         OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______ to ______

                         Commission file number: 0-25859

                             1st STATE BANCORP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


               Virginia                                56-2130744
-------------------------------------------       --------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

445 S. Main Street, Burlington, North Carolina             27215
-----------------------------------------------       --------------
(Address of Principal Executive Offices)                (Zip Code)


                                 (336) 227-8861
               --------------------------------------------------
               Registrant's Telephone Number, Including Area Code

                                 Not Applicable
             -------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year, if
                           Changed Since Last Report)

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

     As of August 6, 2004, the issuer had 2,962,323 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2004 (unaudited) and September 30, 2003.......................2

         Consolidated Statements of Income for the Three Months Ended June 30, 2004 and
                  2003 (unaudited)................................................................................3

         Consolidated Statements of Income for the Nine Months Ended June 30, 2004 and
                  2003 (unaudited)................................................................................4

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Nine
                  Months Ended June 30, 2004 and 2003 (unaudited).................................................5

         Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2004 and
                  2003 (unaudited)................................................................................6

         Notes to Consolidated Financial Statements...............................................................8

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..............................................21

Item 4.  Controls and Procedures.................................................................................21


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................22

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities........................22

Item 3.  Defaults Upon Senior Securities.........................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................22

Item 5.  Other Information.......................................................................................22

Item 6.  Exhibits and Reports on Form 8-K........................................................................23


SIGNATURES


                     1st STATE BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2004 AND SEPTEMBER 30, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    AT               AT
                                                                                JUNE 30,       SEPTEMBER 30,
                                                                                  2004              2003
                                                                           ------------------   ------------
                                                                             (Unaudited)
                                     ASSETS

Cash and cash equivalents                                                   $    10,735          $    9,359
Investment securities:
     Held to maturity (fair value of $22,780 and $19,397
         at June 30, 2004 and September 30, 2003, respectively)                  23,228              19,462
     Available for sale (cost of $100,365 and $92,971
         at June 30, 2004 and September 30, 2003, respectively)                  97,604              91,709
Loans held for sale, at lower of cost or fair value                               1,222                 645
Loans receivable (net of allowance for loan losses of $3,910 and $3,856 at June 30, 2004 and September 30, 2003,
    respectively)                                                               230,377             225,725
Real estate owned                                                                    26                  95
Federal Home Loan Bank stock, at cost                                             2,425               1,675
Premises and equipment                                                            8,038               8,413
Accrued interest receivable                                                       2,229               1,967
Other assets                                                                      4,501               3,590
                                                                            -----------          ----------
             Total assets                                                   $   380,385          $  362,640
                                                                            ===========          ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                              263,838             262,712
  Advances from Federal Home Loan Bank                                           47,500              31,500
  Advance payments by borrowers for property taxes and insurance                    288                  57
  Dividend payable                                                                  296                 297
  Other liabilities                                                               4,693               5,373
                                                                            -----------          ----------
          Total liabilities                                                     316,615             299,939
                                                                            -----------          ----------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                                 --                  --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,962,323 and 2,971,977 shares issued and outstanding
         at June 30, 2004 and September 30, 2003, respectively                       33                  33
   Additional paid-in capital                                                    35,987              35,778
   Unallocated ESOP shares                                                       (2,712)             (3,141)
   Deferred compensation payable in treasury stock                                6,252               5,466
   Treasury stock                                                               (13,897)            (12,785)
   Retained income - substantially restricted                                    39,787              38,118
   Accumulated other comprehensive loss - net unrealized
        loss on investment securities available for sale                         (1,680)               (768)
                                                                            -----------          ----------
Total stockholders' equity                                                       63,770              62,701
                                                                            -----------          ----------
        Total liabilities and stockholders' equity                          $   380,385          $  362,640
                                                                            ===========          ==========

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       -----------------------------
                                                                          2004                2003
                                                                       ----------         ----------
Interest income:
   Interest and fees on loans                                          $   2,812          $   3,097
   Interest and dividends on investments                                   1,288                982
   Overnight deposits                                                          6                 43
                                                                       ---------          ---------
         Total interest income                                             4,106              4,122
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                         824              1,040
    Borrowings                                                               346                273
                                                                       ---------          ---------
         Total interest expense                                            1,170              1,313
                                                                       ---------          ---------

         Net interest income                                               2,936              2,809

Provision for loan losses                                                     60                 60
                                                                       ---------          ---------
         Net interest income after provision for loan losses               2,876              2,749
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     253                218
   Commissions from sales of annuities and mutual funds                       99                100
   Mortgage banking income, net                                              126                422
   Securities gains, net                                                      --                103
   Other                                                                     208                 65
                                                                       ---------          ---------
         Total other income                                                  686                908
                                                                       ---------          ---------

Operating expenses:
   Compensation and related benefits                                       1,351              1,313
   Occupancy and equipment                                                   351                353
   Real estate operations, net                                                (4)                (2)
   Other expenses                                                            375                443
                                                                       ---------          ---------
         Total operating expenses                                          2,073              2,107
                                                                       ---------          ---------

         Income before income taxes                                        1,489              1,550

Income taxes                                                                 516                562
                                                                       ---------          ---------

         Net income                                                    $     973           $    988
                                                                       =========          =========

         Earnings per share:

         Basic                                                         $    0.35          $    0.35
         Diluted                                                       $    0.33          $    0.34

See accompanying notes to the consolidated financial statements.

                    1st STATE BANCORP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ----------------------------
                                                                          2004               2003
                                                                       ----------         ---------
Interest income:
   Interest and fees on loans                                          $   8,495          $   9,764
   Interest and dividends on investments                                   3,588              3,194
   Overnight deposits                                                         24                128
                                                                       ---------          ---------
         Total interest income                                            12,107             13,086
                                                                       ---------          ---------

Interest expense:
    Deposit accounts                                                       2,629              3,500
    Borrowings                                                               965                825
                                                                       ---------          ---------
         Total interest expense                                            3,594              4,325
                                                                       ---------          ---------
         Net interest income                                               8,513              8,761

Provision for loan losses                                                    180                180
                                                                       ---------          ---------
         Net interest income after provision for loan losses               8,333              8,581
                                                                       ---------          ---------

Other income:
   Customer service fees                                                     699                648
   Commissions from sales of annuities and mutual funds                      263                346
   Mortgage banking income, net                                              337              1,259
   Securities gains, net                                                     185                103
   Other                                                                     318                183
                                                                       ---------          ---------
         Total other income                                                1,802              2,539
                                                                        --------          ---------

Operating expenses:
   Compensation and related benefits                                       3,999              4,058
   Occupancy and equipment                                                 1,034              1,088
   Real estate operations, net                                                (9)                 7
   Other expenses                                                          1,208              1,282
                                                                       ---------          ---------
         Total operating expenses                                          6,232              6,435
                                                                       ---------          ---------

         Income before income taxes                                        3,903              4,685

Income taxes                                                               1,393              1,717
                                                                       ---------          ---------

Net income                                                             $   2,510          $   2,968
                                                                       =========          =========

Earnings per share:
         Basic                                                         $    0.89          $    1.06
         Diluted                                                       $    0.85          $    1.01

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
                         EQUITY AND COMPREHENSIVE INCOME
                   FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND
                                2003 (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        DEFERRED
                                                                                      COMPENSATION
                                                           ADDITIONAL  UNALLOCATED     PAYABLE IN
                                                COMMON      PAID-IN       ESOP          TREASURY        TREASURY       RETAINED
                                                 STOCK      CAPITAL      SHARES           STOCK          STOCK          INCOME
                                                 -----      -------    -----------        -----          -----          ------
Balance at September 30, 2002                 $      33       35,623       (3,739)         5,466        (11,899)          35,258

Comprehensive income:
     Net income                                      --           --           --             --             --            2,968
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income tax benefit of $252             --           --           --             --             --               --

     Total comprehensive income
Allocation of ESOP shares                            --          107          448             --             --               --
Acquisition of treasury stock                        --           --           --             --           (796)              --
Cash dividends declared ($0.28 per share)            --           --           --             --             --             (834)
Cash dividends on unallocated ESOP shares            --           --           --             --             --               53
                                              ---------   ----------   ----------    -----------     ----------    -------------
Balance at June 30, 2003                      $      33       35,730       (3,291)         5,466        (12,695)          37,445
                                              =========   ==========   ==========    ===========     ==========    =============

Balance at September 30, 2003                 $      33       35,778       (3,141)         5,466        (12,785)          38,118

Comprehensive income:
     Net income                                      --           --           --             --             --            2,510
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income tax benefit of $587             --           --           --             --             --               --

     Total comprehensive income
Allocation of ESOP shares                            --          190          429             --             --               --
Acquisition of treasury stock                        --           --           --             --         (1,112)              --
Deferred compensation                                --           --           --            786             --               --
Exercise of stock options                            --           19           --             --             --               --
Cash dividends declared ($0.30 per share)            --           --           --             --             --             (889)
Cash dividends on unallocated ESOP shares            --           --           --             --             --               48
                                              ---------   ----------   ----------    -----------     ----------     ------------
Balance at June 30, 2004                      $      33       35,987       (2,712)         6,252        (13,897)          39,787
                                              =========   ==========   ==========    ===========     ==========     ============

                                                   ACCUMULATED
                                                      OTHER          TOTAL
                                                  COMPREHENSIVE   STOCKHOLDERS'
                                                  INCOME (LOSS)      EQUITY
                                                  -------------   -----------
Balance at September 30, 2002                           827           61,569

Comprehensive income:
     Net income                                          --            2,968
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income tax benefit of $252               (392)            (392)
                                                                     -------
     Total comprehensive income                                        2,576
Allocation of ESOP shares                                --              555
Acquisition of treasury stock                            --             (796)
Cash dividends declared ($0.28 per share)                --             (834)
Cash dividends on unallocated ESOP shares                --               53
                                                   --------          -------
Balance at June 30, 2003                                435           63,123
                                                   ========          =======

Balance at September 30, 2003                          (768)          62,701

Comprehensive income:
     Net income                                          --            2,510
     Other comprehensive loss-unrealized
       loss on securities available-for-sale
       net of income tax benefit of $587               (912)            (912)
                                                                     -------
     Total comprehensive income                                        1,598
Allocation of ESOP shares                                --              619
Acquisition of treasury stock                            --           (1,112)
Deferred compensation                                    --              786
Exercise of stock options                                --               19
Cash dividends declared ($0.30 per share)                --             (889)
Cash dividends on unallocated ESOP shares                --               48
                                                   --------          -------
Balance at June 30, 2004                             (1,680)          63,770
                                                   ========          =======



      See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                   ----------------------------
                                                                                      2004              2003
                                                                                   ---------          ---------
Cash flows from operating activities:
   Net income                                                                   $    2,510           $   2,968
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                   180                 180
           Depreciation                                                                514                 557
           Deferred tax expense (benefit)                                             (135)                137
           Amortization of premiums and discounts, net                                   8                 (34)
           Deferred compensation                                                       180                 180
           Release of ESOP shares                                                      619                 555
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                   (49)                (66)
           Loss (gain) on sale of other real estate                                    (22)                 11
           Gain on sale of investment securities available for sale                   (185)               (103)
           Net (gain) loss on sale of loans                                             39                (302)
            Proceeds from loans held for sale                                       21,072              73,457
           Originations of loans held for sale                                     (21,688)            (75,841)
           Decrease (increase) in other assets                                        (190)                208
           Decrease (increase) in accrued interest receivable                         (262)                723
           Increase (decrease) in other liabilities                                    (74)              2,835
                                                                                ----------           ---------
                      Net cash provided by operating activities                      2,517               5,465
                                                                                ----------           ---------

Cash flows provided by (used in) investing activities:
           Proceeds from redemption of FHLB stock                                    2,500               1,018
           Purchases of FHLB stock                                                  (3,250)               (268)
           Purchases of investment securities held to maturity                      (9,776)             (5,998)
           Purchases of investment securities available for sale                   (48,504)            (80,239)
           Proceeds from sales of investment securities available for sale          10,993               1,103
           Proceeds from maturities and issuer calls of investment securities
               available for sale                                                   30,302              96,473
           Proceeds from maturities and issuer calls of investment securities
               held to maturity                                                      6,002               2,003
           Net increase in loans receivable                                         (4,965)             (3,728)
           Purchase of real estate acquired in settlement of loans                    (255)                 --
           Proceeds from sales of REO                                                  528                  92
           Purchases of premises and equipment net of disposals                       (139)             (1,033)
                                                                                ----------           ---------
                   Net cash provided by (used in) investing activities             (16,564)              9,423
                                                                                ----------           ---------

                                                                                                     (Continued)

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                               JUNE 30,
                                                                                -------------------------------
                                                                                   2004                 2003
                                                                                -----------          ----------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                          $    1,126           $    (456)
   Advances from the Federal Home Loan Bank                                         90,000              13,000
   Repayments of advances from the Federal Home Loan Bank                          (74,000)            (13,000)
   Purchase of treasury stock                                                       (1,112)               (796)
   Exercise of stock options                                                            19                  --
   Dividends paid on common stock                                                     (841)               (725)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                      231                 282
                                                                                ----------           ---------

   Net cash provided by (used in) financing activities                              15,423              (1,695)
                                                                                ----------           ----------

        Net increase in cash and cash equivalents                                    1,376              13,193

Cash and cash equivalents at beginning of period                                     9,359              18,865
                                                                                ----------           ---------

Cash and cash equivalents at end of period                                      $   10,735           $  32,058
                                                                                ==========           =========

Payments are shown below for the following:
       Interest                                                                 $    3,566           $   4,343
                                                                                ==========           =========

       Income taxes                                                             $    1,397           $   1,133
                                                                                ==========           =========

Noncash investing and financing activities:

     Unrealized losses on investment securities
          available for sale                                                    $   (1,499)          $    (644)
                                                                                ==========           =========

     Cash dividends declared but not paid                                       $      280           $     278
                                                                                ==========           =========

     Cash dividends on unallocated ESOP shares                                  $       48           $      53
                                                                                ==========           =========

     Transfer from loans to real estate acquired in settlement of loans         $      182           $       0
                                                                                ==========           =========

See accompanying notes to the consolidated financial statements.

                     1st STATE BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                JUNE 30, 2004 (UNAUDITED) AND SEPTEMBER 30, 2003


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

NOTE 2.  BASIS OF PRESENTATION

     The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2003, which is derived from the September 30, 2003 audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

     The results of operations for the three and nine month periods ended June 30, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2004. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

NOTE 3.  EARNINGS PER SHARE

     For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share include the potentially dilutive effects of the Company's stock-based benefit plans. There were no anti-dilutive stock options for the three and nine months ended June 30, 2004 and 2003. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                            THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                       ------------------------------
                                                                          2004                2003
                                                                       ----------         -----------
Average shares issued and outstanding                                   2,962,323           2,976,652
Less: Unallocated ESOP shares                                            (142,207)           (176,174)
                                                                        ---------           ---------
Average basic shares for earnings per share                             2,820,116           2,800,478
Add: Potential common stock pursuant to stock option plan                 145,534             123,595
                                                                        ---------           ---------
Average dilutive shares for earnings per share                          2,965,560           2,924,073
                                                                        =========           =========


                                                                             NINE MONTHS ENDED
                                                                                  JUNE 30,
                                                                       ------------------------------
                                                                          2004                2003
                                                                       ----------         -----------
Average shares issued and outstanding                                   2,965,045           2,991,761
Less: Unallocated ESOP shares                                            (149,527)           (181,034)
                                                                        ---------           ---------
Average basic shares for earnings per share                             2,815,518           2,810,727
Add: Potential common stock pursuant to stock option plan                 150,436             124,192
                                                                        ---------           ---------
Average dilutive shares for earnings per share                          2,965,954           2,934,919
                                                                        =========           =========

NOTE 4.  EMPLOYEE STOCK OWNERSHIP PLAN ("ESOP")

     The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and nine months ended June 30, 2004 and 2003, 7,280 and 7,644 and 21,920 and 22,932 shares of stock were committed to be released and approximately $199,000 and $185,000 and $619,000 and $555,000, respectively, of compensation expense was recognized.

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

     The expense  related to this plan for the three and nine months  ended June
30,  2004  and  2003  was  $60,000  and  $60,000  and  $180,000  and   $180,000,
respectively. This expense is included in compensation expense.

NOTE 6.  STOCK OPTION AND INCENTIVE PLAN

     On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. There were 2,077 options exercised during the nine months ended June 30, 2004. No options were granted during the three and nine months ended June 30, 2004 and 2003. At June 30, 314,235 options are outstanding, all of which are exercisable.

NOTE 7.  MORTGAGE SERVICING RIGHTS

     The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost that is determined when the underlying loans are sold. MSRs are amortized over a period that approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of June 30, 2004 and September 30, 2003, MSRs totaled $508,000 and $547,000, respectively, and no valuation allowance was required.

     Amortization expense totaled $85,000 and $126,000 for the nine months ended June 30, 2004 and 2003, respectively.

NOTE 8.  STANDBY LETTERS OF CREDIT

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after June 30, 2003. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2004 is $2.0 million. At June 30, 2004, the Company has recorded no liability for the obligation to perform as a guarantor. In addition, no contingent liability is considered necessary as such amounts are not deemed probable. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 AND SEPTEMBER 30, 2003

     Total assets increased $17.8 million from September 30, 2003 to June 30, 2004. Assets increased to $380.4 million at June 30, 2004 from $362.6 million at September 30, 2003. The Company grew both loans receivable, net and loans held for sale as well as investment securities. Asset growth was funded by increased borrowings from the Federal Home Loan Bank of Atlanta and to a lesser extent deposits.

     Investment securities available for sale increased $5.9 million from $91.7 million at September 30, 2003 to $97.6 million at June 30, 2004. During the nine months ended June 30, 2004, we purchased $48.5 million of securities and received $41.3 million in proceeds from sales, maturities and issuer calls of investment securities available for sale. Interest rates increased during the nine months ended June 30, 2004 which caused the Company's gross unrealized loss on investment securities available for sale to increase from $1.3 million at September 30, 2003 to $2.8 million at June 30, 2004. Investment securities held to maturity increased $3.7 million from $19.5 million at September 30, 2003 to $23.2 million at June 30, 2004. During the nine months ended June 30, 2004, we purchased $9.8 million of securities and received $6.0 million in proceeds from maturities and issuer calls of investment securities held to maturity.

     Loans held for sale increased to $1.2 million at June 30, 2004 from $645,000 at September 30, 2003. Loans receivable, net increased from $225.7 million at September 30, 2003 to $230.4 million at June 30, 2004. The increase in loans held for sale resulted from timing differences in the funding of loan sales. During the nine months ended June 30, 2004, mortgage originations were considerably slower than in previous quarters as refinance activity slowed down in response to higher mortgage interest rates. During this same period, the Company saw growth in commercial loans and equity lines.

     Stockholders' equity increased by $1.1 million from $62.7 million at September 30, 2003 to $63.8 million at June 30, 2004 as a result of net income of $2.5 million and the release of ESOP shares of $619,000. These increases were partially offset by cash dividends to stockholders declared of $841,000, purchases of treasury stock of $326,000, and an increase in the net unrealized loss on available for sale securities of $912,000. The increase in the net unrealized loss on available for sale securities was a result of increases in interest rates which caused bond prices to decrease.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2004 AND
2003

     NET INCOME. We recorded net income of $973,000 for the quarter ended June 30, 2004, as compared to $988,000 for the quarter ended June 30, 2003, representing a decrease of $15,000, or 1.5%. For the three months ended June 30, 2004, basic and diluted earnings per share were $0.35 and $0.33, respectively, compared to the basic and diluted earnings per share for the quarter ended June 30, 2003 of $0.35 and $0.34, respectively. The decrease in net income resulted primarily from decreased other income that was offset partially by increased net interest income, decreased operating expenses and decreased income tax expense. The increase in net interest income resulted from increased volumes which were offset partially by lower net interest margins. The average prime interest rate for the quarter ended June 30, 2004 was 4.00%, a decrease of 24 basis points from 4.24%, which was the average prime for the quarter ended June 30, 2003. The repricing of loans and investments decreased the Company's average asset yield by 47 basis points whereas the average cost of funds decreased only 41 basis points for the quarter ended June 30, 2004 compared to the prior year.

     NET INTEREST INCOME. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $127,000 or 4.5% for the three months ended June 30, 2004, compared to the same quarter in the prior year. This increase results from a $143,000 decrease in interest expense that was partially offset by a $16,000 decrease in total interest income. The average net interest rate spread decreased 6 basis points from 3.07% for the three months ended June 30, 2003 to 3.01% for the quarter ended June 30, 2004.

     INTEREST INCOME. The decrease in interest income for the three months ended June 30, 2004 was the result of a decrease in yield on interest-earning assets of 47 basis points from 5.08% for the three months ended June 30, 2003 to 4.61% for the three months ended June 30, 2004. This decrease was partially offset by an increase of $32.3 million in average interest-earning assets compared to the same quarter in the prior year. Average investment securities increased $40.5 million, average interest-bearing overnight funds decreased $11.9 million and average loans receivable increased $3.7 million. The increase in average interest-earning assets increased interest income by approximately $499,000 and the decrease in the average asset yield decreased interest income by approximately $515,000.

     INTEREST EXPENSE. Interest expense decreased in the three months ended June 30, 2004 due to a decrease in the cost of interest-bearing liabilities of 41 basis points from 2.01% for the three months ended June 30, 2003 to 1.60% for the three months ended June 30, 2004. This decrease was partially offset by an increase in average interest-bearing liabilities of $31.7 million. Average interest-bearing deposits increased by $7.7 million while average FHLB advances increased $24.0 million for the three months ended June 30, 2004 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $359,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $502,000.

     The following table presents average balances and average rates earned/paid by the Company for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003.

                                                             THREE MONTHS ENDED                       THREE MONTHS ENDED
                                                               JUNE 30, 2004                             JUNE 30, 2003
                                                 ------------------------------------------------------------------------------
                                                                               (DOLLARS IN THOUSANDS)
                                                     AVERAGE                     AVERAGE     AVERAGE                    AVERAGE
                                                     BALANCE        INTEREST   YIELD/COST    BALANCE      INTEREST    YIELD/COST
                                                  ------------    -----------  ---------- -----------    ----------   ----------
Assets:
Loans receivable (1).........................     $    231,111    $   2,812       4.87%   $   227,367  $   3,097           5.45%
Investment securities (2)....................          122,717        1,288       4.20         82,245        982           4.78
Interest-bearing overnight deposits .........            2,796            6       0.93         14,687         43           1.17
                                                  ------------    ---------     ------    -----------  ---------           ----
  Total interest-earning assets (3)..........          356,624        4,106       4.61        324,299      4,122           5.08
Noninterest-earning assets...................           20,466                                 20,109
                                                  ------------                            -----------
  Total assets...............................     $    377,090                            $   344,408
                                                  ============                            ===========

Liabilities and stockholders' equity:
Interest bearing checking....................           36,805           19       0.21         34,322         27           0.31
Money market investment accounts.............           19,884           33       0.67         23,876         55           0.92
Passbook and statement savings...............           30,943           47       0.61         30,823         65           1.85
Certificates of deposit......................          160,827          725       1.80        151,748        894           2.36
FHLB advances................................           43,967          346       3.14         20,000        272           5.45
                                                  ------------    ---------     ------    -----------  ---------           ----
  Total interest-bearing liabilities.........          292,426        1,170       1.60        260,769      1,313           2.01
Noninterest-bearing liabilities..............           21,411                                 20,797
                                                  ------------                            -----------
  Total liabilities..........................          313,837                                281,566
Stockholders' equity.........................           63,253                                 62,842
                                                  ------------                            -----------
  Total liabilities and stockholders' equity      $    377,090                            $   344,408
                                                  ============                            ===========

Net interest income..........................                     $   2,936                            $   2,809
                                                                  =========                            =========
Interest rate spread.........................                                     3.01%                                    3.07%
                                                                                ======                                     ====
Net interest margin (4)......................                                     3.29%                                    3.46%
                                                                                ======                                     ====
Ratio of average interest-earning assets to
 Average interest-bearing liabilities........                                   121.95%                                  124.36%
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

     The provision for loan losses was $60,000 and net charge-offs were $42,000 for the three months ended June 30, 2004 compared with a provision of $60,000, and net charge-offs of $8,000 for the three months ended June 30, 2003. Nonperforming loans at June 30, 2004 and September 30, 2003 were $4.0 million and $4.2 million, respectively. The majority of the non-performing loans resulted from two unrelated, distinct credits which are not necessarily indicative of the credit quality of the entire portfolio. There was no significant impact on the provision as these loans are well secured by property and equipment.

     OTHER INCOME. Other income decreased $222,000 from $908,000 for the three months ended June 30, 2003 to $686,000 for the three months ended June 30, 2004. Mortgage banking income, net decreased $296,000 from $422,000 for the three months ended June 30, 2003 to $126,000 for the three months ended June 30, 2004. This decrease results from a decrease in volume of mortgage loan originations and sales. We sold loans totaling $7.5 million in the three months ended June 30, 2004 compared with sales of $24.7 million in the previous year for the comparable period. The increase in mortgage interest rates slowed the volume of mortgage originations and sales. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. The Company relocated its Mebane branch to a new location in September 2003. In June 2004, the Company sold the real estate that had previously served as the Bank's Mebane office. A gain of $143,000 was recognized on this sale and is included in other income and accounts for the increase in other income for the current quarter compared to the previous year. Customer fees increased $35,000 or 16.1% to $253,000 for the quarter ended June 30, 2004 compared with the $218,000 reported in the prior year. This increase was the result of increased deposit service charges compared with the prior year. The Company recorded gains on sales of investments of $103,000 in the three months ended June 30, 2003 which were not present in the current year.

     OPERATING EXPENSES. Total operating expenses were $2.1 million for each of the three months ended June 30, 2004 and 2003, respectively. The Company has been able to control expenses during this period of slower loan and deposit growth.

     INCOME TAX EXPENSE. Income tax expense decreased $46,000 from tax expense of $562,000 for the three months ended June 30, 2003 to $516,000 for the three months ended June 30, 2004. The effective tax rates were 34.7% and 36.3% for the three months ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to an increase in the ratio of non-taxable income as a percentage of net income before taxes.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

     NET INCOME. We recorded net income of $2.5 million for the nine months ended June 30, 2004, a decrease of $500,000, or 16.7% over the $3.0 million reported in the nine months ended June 30, 2003. For the nine months ended June 30, 2004, basic and diluted earnings per share were $0.89 and $0.85, respectively. The Company reported basic and diluted earnings per share for the nine months ended June 30, 2003 of $1.06 and $1.01, respectively. The decrease in net income resulted primarily from decreased net interest income and decreased other income. These decreases in income were partially offset by decreased operating expenses and decreased income taxes. The decrease in the net interest income resulted from lower net interest margins. The average prime interest rate for the nine months ended June 30, 2004 was 4.00%, a decrease of 32 basis points from 4.32% which was the average prime for the nine months ended June 30, 2003. The rate decrease caused a greater reduction in the average yield on earning assets than the average rate paid on interest-bearing liabilities.

     NET INTEREST INCOME. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, decreased by $248,000 or 2.8% for the nine months ended June 30, 2004, compared to the same nine months in the prior year. This decrease reflects a $979,000 decrease in interest income that was partially offset by the $731,000 decrease in total interest expense. The average net interest rate spread decreased 20 basis points from 3.17% for the nine months ended June 30, 2003 to 2.97% for the nine months ended June 30, 2004.

     INTEREST INCOME. The decrease in interest income for the nine months ended June, 2004 was due to a decrease in yield on interest-earning assets of 70 basis points from 5.37% for the nine months ended June 30, 2003 to 4.67% for the nine months ended June 30, 2004 that was partially offset by an increase of $20.7 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $1.1 million and the decreased yield decreased interest income by approximately $2.1 million. Average investment securities increased $30.1 million and average loans receivable increased $1.1 million compared with the prior year. These increases were offset in part by a decrease of $10.5 million in average interest bearing overnight funds.

     INTEREST EXPENSE. Interest expense decreased in the nine months ended June 30, 2004 due to a decrease in the cost of interest-bearing liabilities of 50 basis points from 2.20% for the nine months ended June 30, 2003 to 1.70% for the nine months ended June 30, 2004 that was partially offset by an increase of $19.9 million in average interest-bearing liabilities. Average deposits increased by $4.8 million and average FHLB advances increased $15.2 million for the nine months ended June 30, 2004 compared to the same nine months in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $673,000 and the decrease in the average cost of interest-bearing liabilities decreased interest expense by approximately $1.4 million.

     The following table presents average balances and average rates earned/paid by the Company for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003.

                                                                NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   JUNE 30, 2004                      JUNE 30, 2003
                                                     -----------------------------------  -------------------------------------
                                                                              (DOLLARS IN THOUSANDS)
                                                     AVERAGE                    AVERAGE     AVERAGE                    AVERAGE
                                                     BALANCE       INTEREST   YIELD/COST    BALANCE      INTEREST    YIELD/COST
                                                  ------------    ---------   ----------  ----------   ----------    ----------
Assets:
Loans receivable (5).........................     $    228,827    $   8,495       4.95%   $  227,694   $   9,764       5.72%
Investment securities (6)....................          113,480        3,588       4.22        83,352       3,194       5.11
Interest-bearing overnight deposits .........            3,556           24       0.89        14,088         128       1.21
                                                  ------------    ---------     ------    ----------   ---------       ----
  Total interest-earning assets (7)..........          345,863       12,107       4.67       325,134      13,086       5.37
Noninterest-earning assets...................           20,896                                20,094
                                                  ------------                            ----------
  Total assets...............................     $    366,759                            $  345,228
                                                  ============                            ==========

Liabilities and stockholders' equity:
Interest bearing checking....................           36,148           57       0.21        33,686         101       0.40
Money market investment accounts.............           19,565           98       0.67        22,649         167       0.98
Passbook and statement savings...............           30,377          139       0.61        29,784         227       1.01
Certificates of deposit......................          160,476        2,335       1.94       155,675       3,005       2.57
FHLB advances................................           35,883          965       3.58        20,718         825       5.31
                                                  ------------    ---------     ------    ----------   ---------       ----
  Total interest-bearing liabilities.........          282,449        3,594       1.70       262,512       4,325       2.20
Non interest-bearing liabilities.............           21,060                                20,517
                                                  ------------                            ----------
  Total liabilities..........................          303,509                               283,029
Stockholders' equity.........................           63,250                                62,199
                                                  ------------                            ----------
  Total liabilities and stockholders' equity      $    366,759                            $  345,228
                                                  ============                            ==========

Net interest income..........................                     $    8,513                           $   8,761
                                                                  ==========                           =========
Interest rate spread.........................                                     2.97%                                3.17%
                                                                                ======                                 ====
Net interest margin (8)......................                                     3.28%                                3.59%
                                                                                ======                                 ====
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                   122.45%                              123.85%
                                                                                ======                               ======

--------
(5) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(6)  Includes FHLB of Atlanta stock.
(7) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(8) Represents net interest income divided by the average balance of interest-earning assets.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, nonperforming loans, prior loan loss experience, general economic conditions and other factors. The provision for loan losses was $180,000 and net charge-offs were $126,000 for the nine months ended June 30, 2004 compared with a provision of $180,000, and net charge-offs of $10,000 for the nine months ended June 30, 2003. The provision for loan losses was impacted by the continued shift in the portfolio to commercial loans which require a larger allocation of allowance for loan losses. The effects of this continued shift in the portfolio were offset to a certain degree in 2004 by a decrease in nonperforming loans. The Company has completed the foreclosure on some of the nonperforming loans and has sold the majority of its real estate owned.

     OTHER INCOME. Other income decreased $700,000 from $2.5 million for the nine months ended June 30, 2003 to $1.8 million for the nine months ended June 30, 2004. Mortgage banking income, net decreased $922,000 from $1.3 million for the nine months ended June 30, 2003 to $337,000 for the nine months ended June 30, 2004. This decrease results from a decrease in volume of mortgage loan originations and sales. We sold loans totaling $21.7 million in the nine months ended June 30, 2004 compared with sales of $75.8 million in the previous year for the comparable period. The increase in mortgage interest rates slowed the volume of mortgage originations and sales. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. Commissions from sales of annuities and mutual funds decreased $83,000 from $346,000 for the nine months ended June 30, 2003 to $263,000 for the nine months ended June 30, 2004. This decrease results from lower sales of annuities. Sales of annuities and mutual funds totaled $150,000 and $4.9 million and $1.9 million and $4.6 million for the nine months ended June 30, 2004 and 2003, respectively. The Company recorded gains on sales of investments of $185,000 in the nine months ended June 30, 2004 compared to gains of $103,000 in the prior year. Other income increased $135,000 from $183,000 for the nine months ended June 30, 2003 to $318,000 for the nine months ended June 30, 2004. The increase was the result of the $143,000 gain on the sale of the Mebane real estate in the current quarter.

     OPERATING EXPENSES. Total operating expenses were $6.2 million and $6.4 million for the nine months ended June 30, 2004 and 2003, respectively. The Company has been able to control expenses during this period of slower loan and deposit growth.

     INCOME TAX EXPENSE. Income tax expense decreased $300,000 from tax expense of $1.7 million for the nine months ended June 30, 2003 to $1.4 million for the nine months ended June 30, 2004. The effective tax rates were 35.7% and 36.7% for the nine months ended June 30, 2004 and 2003, respectively. The decrease in the effective rate was primarily due to an increase in the ratio of non-taxable income as a percentage of net income before taxes.

COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET RISK

     The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

     Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                   JUNE 30, 2004    SEPTEMBER 30, 2003
                                                                   -------------    ------------------
                                                                        (Dollars in thousands)
         Commitments to originate new loans                            $ 4,563          $  1,552
         Commitments to originate new loans held for sale                   --               278
         Unfunded commitments to extend credit under existing
              equity line and commercial lines of credit                56,172            57,237
         Commercial letters of credit                                    1,994               326
         Commitments to sell loans held for sale                         1,532             1,630

     Commitments to originate new loan include two unrelated commercial real estate loans totaling $3.7 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

     Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At June 30, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

CONTRACTUAL OBLIGATIONS

As of June 30, 2004:
                                                               PAYMENTS DUE BY PERIOD
                                                               (DOLLARS IN THOUSANDS)
                                     LESS THAN
                                       1 YEAR          1-3 YEARS         4-5 YEARS      OVER 5 YEARS     TOTAL
                                    -----------        ---------         ---------      ------------     -----
Deposits                            $  228,919         $ 23,112          $ 11,807        $   --          $263,838
Advances from FHLB                      27,500               --            20,000            --            47,500
Lease obligations                           18               41                42            26               127
                                    ----------         --------          --------        ------          --------
Total contractual cash
    obligations                     $  256,437         $ 23,153          $ 31,849        $   26          $311,465
                                    ==========         ========          ========        ======          ========

ASSET QUALITY

     At June 30, 2004, the Company had approximately $4.0 million in nonperforming assets (nonaccrual loans and real estate owned) or 1.06% of total assets. At September 30, 2003, nonperforming assets were $4.2 million or 1.17% of total assets. At June 30, 2004 and September 30, 2003, impaired loans totaled $3.6 million and $3.8 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at June 30, 2004 and September 30, 2003 result from two and three, respectively, unrelated commercial loan customers, each of which have loans secured by commercial real estate and business assets in Alamance County. At June 30, 2004, the entire $3.6 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $160,000. The average carrying value of impaired loans was $3.7 million during the nine months ended June 30, 2004. Interest income of $148,000 has been recorded on impaired loans in the nine months ended June 30, 2004. The Bank's net chargeoffs for the nine months ended June 30, 2004 were $126,000. The Bank's allowance for loan losses was $3.9 million at June 30, 2004 and September 30, 2003, and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.67% and 1.68% at June 30, 2004 and September 30, 2003, respectively.

     The following table presents an analysis of our nonperforming assets:

                                                      AT                           AT                      AT
                                                   JUNE 30,                  SEPTEMBER 30,              JUNE 30,
                                                     2004                         2003                    2003
                                              --------------------         -------------------        -------------
Nonperforming loans:
Nonaccrual loans                              $       4,007                $        4,153             $     4,501
Loans 90 days past due and accruing                      --                            --                      --
Restructured loans                                       --                            --                      --
                                              -------------                --------------             -----------
Total nonperforming loans                             4,007                         4,153                   4,501
Other real estate                                        26                            95                      80
                                              -------------                --------------             -----------
Total nonperforming assets                    $       4,033                $        4,248             $     4,581
                                              =============                ==============             ===========

Nonperforming loans to loans receivable, net           1.74%                         1.84%                   2.01%
Nonperforming assets as a percentage
 of loans and other real estate owned                  1.75%                         1.88%                   2.05%
Nonperforming assets to total assets                   1.06%                         1.17%                   1.29%

     Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2004, we had $4.8 million in classified assets consisting of $4.8 million in substandard loans, $7,000 in loss loans and $26,000 in real estate owned. At September 30, 2003, we had $4.9 million in substandard assets consisting of $4.8 million in loans and $95,000 in real estate owned. At June 30, 2003, we had $4.9 million in substandard and loss loans and $80,000 in real estate owned.

     In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At June 30, 2004, we have identified approximately $4.8 million in assets classified as special mention and $28.0 million as watch. At June 30, 2003, we had identified approximately $1.1 million in assets classified as special mention and $36.5 million as watch.

     Included in the total of special mention assets are five loans with an aggregate outstanding balance of $4.0 million at June 30, 2004 to borrowers, of which one of our directors along with family members, is a majority stockholder. In addition, one of the borrowers has the ability to borrow an additional $124,000 from us under a line of credit. All the loans are secured by a first lien on all assets, including accounts receivable, inventory, equipment, furniture and real property occupied by the borrower. In addition, the director and his spouse have personally guaranteed repayment of the loans. At June 30, 2004, such loans were current with respect to their payment terms.

     Subsequent to June 30, 2004, the borrowers sold a division and used the proceeds from such sale to repay a significant portion of the outstanding principal balance of such loans, reducing the aggregate outstanding balance of the loans to $580,000 at August 12, 2004. However, the minority stockholders of the borrower, Roger W. Overman, Jack D. Overman and Larry D. Overman, have brought a lawsuit in the Superior Court of Guilford County, North Carolina, against the majority stockholders, as well as others, including the Bank, seeking money damages. Included in part of plaintiffs' complaint are allegations related to loans made by the Bank to the borrowers. Although the time for the Bank to formally respond in court to the complaint has not yet arrived, the Bank's attorneys have asked that the plaintiffs' attorney drop the Bank as a party to the lawsuit. If the plaintiffs do not do so, the Bank will vigorously defend the lawsuit and seek its dismissal by the court. Management does not anticipate that this lawsuit will have a material adverse impact on the Company's financial condition or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2004, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

     Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and cash equivalents totaled $10.7 million. We have other sources of liquidity should we need additional funds. During the three and nine months ended June 30, 2004, we sold loans totaling $7.5 million and $21.1 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $97.6 million at June 30, 2004.

     We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2004, we had $5.1 million in commitments to originate new loans, $56.2 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $2.0 million in standby letters of credit. At June 30, 2004, certificates of deposit, which are scheduled to mature within one year, totaled $124.9 million. We believe that a significant portion of such deposits will remain with us.

     The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2004 and is deemed to be "well capitalized."

     The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At June 30, 2004, the Company was in compliance with the capital requirements of the Federal Reserve.

     The Company's equity to asset ratio at June 30, 2004 was 16.8%. The Company's capital level is sufficient to support future growth.

     The Company has declared cash dividends per common share of $0.10 for each of the three months ended June 30, 2004, September 30, 2003 and June 30, 2003. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended June 30, 2004, September 30, 2003 and June 30, 2003 was 30.3%, 31.2% and 29.4%, respectively.

ACCOUNTING MATTERS

     In March 2004, the SEC released Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. Staff Accounting Bulletin No. 105 must be applied to loan commitments that are issued after March 31, 2004. The adoption of Staff Accounting Bulletin No. 105 did not have a material impact on the consolidated financial statements.

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

     The Bank has been named as a defendant in a lawsuit brought by minority stockholders of a corporation against the majority stockholders of the corporation. A director of the Company and the Bank, along with family members, is the majority stockholder of the corporation, which has loans outstanding from the Bank. For further information regarding this lawsuit, see "Part I Financial Information -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Comparison of Operating Results for the Nine Months Ended June 30, 2004 and 2003 -- Asset Quality."

ITEM  2.  CHANGES  IN  SECURITIES,  USE OF  PROCEEDS  AND  ISSUER  PURCHASES  OF
SECURITIES

        (a) Not applicable

        (b) Not applicable

        (c) Not applicable

        (d) Not applicable

        (e) The Company did not repurchase any of its Common Stock during the quarter ended June 30, 2004.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.
                  ---------

                  31.1   Rule 13a-14(a) Certification of Chief Executive Officer

                  31.2   Rule 13a-14(a) Certification of Chief Financial Officer

                  32     Section 1350 Certification

         (b)      REPORTS ON FORM 8-K.

                  The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

                  Date of Report            Item(s) Reported           Financial Statements Filed
                  --------------            ----------------           --------------------------
                  April 26, 2004                 7, 12                            N/A

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        1st STATE BANCORP, INC.


Date:  August 12, 2004                  /s/ James C. McGill
                                        ----------------------------------------
                                        James C. McGill
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Date:  August 12, 2004                  /s/ A. Christine Baker
                                        ----------------------------------------
                                        A. Christine Baker
                                        Executive Vice President
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)