Form 10-K
period 2004-09-30
1ST STATE BANCORP INC
filed 2004-12-23
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-K

      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

                                       OR

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

      Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      The aggregate market value of the 1,511,144 shares of common stock held by non-affiliates was approximately $44.6 million computed by reference to the closing sale price for the registrant's commons stock on March 31, 2004 as reported on The Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant's outstanding voting stock are affiliates.

      Number of shares of Common  Stock  outstanding  as of December  17,  2004:
2,956,373

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      1. Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 2004. (Parts II and IV)

      2. Portions of Proxy Statement for 2005 Annual Meeting of Stockholders. (Part III)

                                     PART I

Item 1. Business
----------------

General

      1st State Bancorp, Inc. We organized 1st State Bancorp, Inc. (the "Company") in November 1998 to be the holding company for 1st State Bank, Burlington, North Carolina (the "Bank"), following the Bank's conversion from mutual to stock form (the "Stock Conversion"), and then as a bank holding company of 1st State Bank following its conversion from a North Carolina chartered savings bank to a North Carolina commercial bank (the "Bank Conversion"). 1st State Bancorp acquired all the outstanding stock of 1st State Bank in connection with the Stock Conversion on April 23, 1999. Prior to that time, the Company did not own assets or conduct operations. 1st State Bancorp is primarily engaged in the business of directing, planning and coordinating the business activities of 1st State Bank. In the future, 1st State Bancorp may conduct operations or acquire or organize other operating subsidiaries, including other financial institutions, though we have no current plans in this regard. Currently, 1st State Bancorp does not maintain offices separate from those of 1st State Bank nor employ any persons other than its officers who are not separately compensated for their service.

      1st State Bank. Founded in 1914, 1st State Bank is a community and customer-oriented North Carolina chartered commercial bank headquartered in Burlington, North Carolina. We have seven full service offices located in north central North Carolina on the Interstate 85 corridor between the Piedmont Triad and Research Triangle Park. We conduct most of our business in Alamance County, North Carolina.

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

Lending Activities

      Loan Portfolio Composition. At September 30, 2004, our gross loan portfolio totaled $235.7 million and represented 62.4% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2004, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in "Selected Consolidated Financial Information and Other Data" in the Annual Report to Stockholders for the fiscal year ended September 30, 2004 (the "Annual Report").

                                                                At September 30,
                                    --------------------------------------------------------------------------
                                            2004                      2003                      2002
                                    ---------------------     ---------------------     ---------------------
                                      Amount          %         Amount          %         Amount          %
                                    ---------      ------     ---------      ------     ---------      ------
                                                              (Dollars in thousands)
Real estate loans:
  Single-family residential .....   $  43,757       18.00%    $  49,343       21.04%    $  66,708       28.00%
  Commercial ....................      63,402       26.07        63,538       27.09        34,431       14.45
  Home equity ...................      37,016       15.22        29,188       12.44        24,878       10.44
  Construction ..................      24,728       10.17        16,736        7.14        33,080       13.88
                                    ---------      ------     ---------      ------     ---------      ------
    Total real estate loans .....     168,903       69.46       158,805       67.71       159,097       66.77
Commercial ......................      69,649       28.64        70,054       29.87        72,061       30.24
Consumer ........................       4,620        1.90         5,684        2.42         7,117        2.99
                                    ---------      ------     ---------      ------     ---------      ------
                                      243,172      100.00%    $ 234,543      100.00%    $ 238,275      100.00%
                                    =========      ======     =========      ======     =========      ======
Less:
  Construction loans in process .      (7,436)                   (4,870)                  (14,273)
  Deferred fees and discounts ...         (17)                      (92)                     (223)
  Allowance for loan losses .....      (3,956)                   (3,856)                   (3,732)
                                    ---------                 ---------                 ---------
    Total .......................   $ 231,763                 $ 225,725                 $ 220,047
                                    =========                 =========                 =========

                                                      At September 30,
                                    -----------------------------------------------
                                            2001                      2000
                                    ---------------------     ---------------------
                                      Amount          %         Amount          %
                                    ---------      ------     ---------      ------
                                                   (Dollars in thousands)
Real estate loans:
  Single-family residential .....   $  86,886       37.33%    $  97,989       41.27%
  Commercial ....................      40,957       17.60        46,525       19.59
  Home equity ...................      22,167        9.52        21,225        8.94
  Construction ..................      19,230        8.26        21,991        9.26
                                    ---------      ------     ---------      ------
    Total real estate loans .....     169,240       72.71       187,730       79.06
Commercial ......................      56,938       24.46        42,949       18.09
Consumer ........................       6,583        2.83         6,782        2.85
                                    ---------      ------     ---------      ------
                                    $ 232,761      100.00%    $ 237,461      100.00%
                                    =========      ======     =========      ======
Less:
  Construction loans in process .      (6,573)                   (9,972)
  Deferred fees and discounts ...        (291)                     (358)
  Allowance for loan losses .....      (3,612)                   (3,536)
                                    ---------                 ---------
    Total .......................   $ 222,285                 $ 223,595
                                    =========                 =========

      Loan Maturity Schedule. The following table sets forth certain information at September 30, 2004 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

                                                                  Due After 1
                                            Due During              Through              Due After
                                          the Year Ending        5 Years After         5 Years After
                                        September 30, 2005    September 30, 2004    September 30, 2004             Total
                                        ------------------    ------------------    ------------------           --------
                                                                            (In thousands)
Real estate loans:
  Single-family residential ...               $ 2,359               $ 5,993               $ 35,405               $ 43,757
  Commercial ..................                 9,600                24,133                 29,669                 63,402
  Home equity .................                 2,159                 2,999                 31,858                 37,016
  Construction ................                13,616                 3,676                      0                 17,292
Commercial ....................                51,295                14,104                  4,250                 69,649
Consumer ......................                 2,486                 2,111                     23                  4,620
                                              -------               -------               --------               --------
    Total .....................               $81,515               $53,016               $101,205               $235,736
                                              =======               =======               ========               ========

      The following table sets forth at September 30, 2004, the dollar amount of all loans due one year or more after September 30, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

                                 Predetermined     Floating or
                                     Rate        Adjustable Rates       Total
                                 -------------   ----------------     --------
                                                  (In thousands)

Real estate loans:
  Single-family residential ...     $16,188          $ 25,210         $ 41,398
  Commercial ..................      11,849            41,953           53,802
  Home equity .................          32            34,825           34,857
  Construction ................         769             2,907            3,676
Commercial ....................       2,965            15,389           18,354
Consumer ......................       1,939               195            2,134
                                    -------          --------         --------
    Total .....................     $33,742          $120,479         $154,221
                                    =======          ========         ========

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

      The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

                                                   Year Ended September 30,
                                              ----------------------------------
                                                2004         2003         2002
                                              --------     --------     --------
                                                        (In thousands)
Loans originated:
  Real estate loans:
    Single-family residential ...........     $ 30,549     $100,076     $ 69,434
    Commercial ..........................        7,511       16,505       17,613
    Home equity .........................       18,692       20,469       15,989
    Construction ........................       18,029        9,808       23,565
                                              --------     --------     --------
    Total real estate loans .............       74,781      146,858      126,601
  Commercial ............................       33,601       33,830       26,398
  Consumer ..............................        3,867        5,730        7,310
                                              --------     --------     --------
      Total loans originated ............     $112,249     $186,418     $160,309
                                              ========     ========     ========

Loans purchased:
  Real estate loans .....................     $    230     $     50     $    100
  Other loans ...........................           --           --           --
                                              --------     --------     --------
     Total loans purchased ..............     $    230     $     50     $    100
                                              ========     ========     ========
Loans sold (1) ..........................     $ 27,116     $103,739     $ 62,712
                                              ========     ========     ========

----------
(1)   All loans sold were whole loans.

      We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2004, 2003 and 2002, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

      In recent years, and particularly during the years ended September 30, 2004 and 2003, we have sold the majority of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2004, 2003 and 2002, we sold $27.1 million, $103.7 million and $62.7 million, respectively, of such loans. Typically, in the current low interest rate environment, we have been selling fixed-rate, single-family mortgage loans with terms of 15 years or more, except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

      Loan Underwriting Policies. We have established written, nondiscriminatory underwriting standards and loan origination procedures. We obtain detailed loan applications to determine the borrower's ability to repay, and verify the more significant items on these applications through the use of credit reports, financial statements and confirmations. Individual officers have been granted authority by the board of directors to approve mortgage, consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. A loan committee consisting of our President, Executive Vice President, Chief Financial Officer, senior credit officer and head of mortgage lending has authority to approve any loan in an amount exceeding individual lending authorities where our total loans to that borrower would not exceed $350,000. Our executive committee, which consists of the

Chairman of the Board, the President, two additional board members that serve on a permanent basis and one board member selected on a rotating basis that serves for a three-month period, has authority to approve any loan where our total loans to that borrower would not exceed $1.0 million. Loans above that amount may not be made unless approved by the full board of directors. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the executive committee reviews the actions taken by the loan committee and the full board of directors reviews the actions taken by the executive committee.

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

      Under applicable law, with certain limited exceptions, loans and extensions of credit by a financial institution to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of net worth plus the general loan loss reserve. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Applicable law additionally authorizes financial institutions to make loans to one borrower, for any purpose:

      o     in an amount not to exceed $500,000;

      o in an amount not to exceed the lesser of $30,000,000 or 30% of net worth to develop residential housing, provided (a) the purchase price of each single-family dwelling in the development does not exceed $500,000, and (b) the aggregate amount of loans made under this authority does not exceed 150% of net worth; or

      o loans to finance the sale of real property in satisfaction of debts previously contracted in good faith, not to exceed 50% of net worth.

      Under these limits, our loans to one borrower were limited to $9.7 million at September 30, 2004. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2004, our ten largest lending relationships ranged in size from $3.6 million to $9.3 million.

      Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family residential real estate loans in our market area. At September 30, 2004, single-family residential mortgage loans, excluding home equity loans, totaled $43.8 million, or 18.0% of our gross loan portfolio.

      We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2004, $16.2 million, or 6.7%, of our gross loan portfolio was comprised of fixed-rate single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

      We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the "Treasury Rate"). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., "teaser" rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2004, $25.2 million, or 57.5%, of our single-family residential mortgage loans were adjustable-rate loans.

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

      Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $4.2 million. At September 30, 2004, our commercial real estate loans totaled $63.4 million, which amounted to 26.1%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

      Home Equity Loans. At September 30, 2004, we had approximately $37.0 million in home equity line of credit loans, representing approximately 15.2% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. We have promoted home equity loans to our customers over the past few years and have seen growth in the outstanding balances of this category of loans.

      Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make loans to selected local developers to acquire and develop land for sale to builders who will construct single-family residences in our market area. At September 30, 2004, $24.7 million, or 10.2%, of our gross loan portfolio consisted of construction loans.

      Generally, we originate loans to owner/occupants for the construction of owner-occupied, single-family residential properties in connection with the permanent loan on the property, and these loans have a construction term of six to 12 months. Interest rates on residential construction loans made to the owner/occupant have interest rates during the construction period equal to our prime rate. Upon completion of construction, the loan is converted into a one-year adjustable-rate loan, and the owner may lock in a fixed-rate loan at any time during the one-year period, or for a fee the borrower may lock in a market rate fixed-rate loan upon completion of the house.

      We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2004, we have had speculative construction loans totaling $10.1 million, or 4.2% of our gross loan portfolio. At September 30, 2004, the largest exposure to one borrower for speculative construction was $1.5 million. Our residential construction loans to builders generally have adjustable interests rates set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

      Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, adjustable, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

      We make loans for the acquisition and development of land at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2004, $4.5 million of our gross loan portfolio consisted of acquisition and development loans. We had 11 such loans and all of these loans were performing in accordance with their terms at such date.

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

      Commercial   Lending.   We  originate   commercial   loans  to  small  and
medium-sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 2%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2004, commercial loans totaled $69.6 million, or 28.6%, of our gross loan portfolio.

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

      Consumer Lending. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2004, our consumer loans totaled $4.6 million, or 1.9%, of our gross loan portfolio.

      We  generally  underwrite  automobile  loans in  amounts  up to 80% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. We require that the vehicles be insured and that we be listed as loss payee on the insurance policy.

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

      Loan Fees and Servicing. We receive fees in connection with late payments and for miscellaneous services related to our loans and deposits. We also charge fees in connection with certain real estate loan originations. These fees can consist of origination, discount, application, construction and/or commitment fees, depending on the type of loan. Loan origination fees collected in excess of certain direct loan origination costs are deferred, and the net fee or cost is recognized over the contractual life of the related loans as an adjustment of the loan yield. In recent years, the net deferred loan origination fees have decreased as the result of a decrease in the underlying loans through refinancings, payoffs, sales and ongoing amortization. During this same time period, our net deferred loan origination costs have increased as a result of growth in commercial and home equity lines. We generally do not service loans for others except for mortgage loans we originate and sell with servicing retained. Mortgage servicing rights were $493,000 and $547,000 at September 30, 2004 and 2003, respectively. See Note 1 of Notes to Consolidated Financial Statements.

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

                                                                                   At September 30,
                                                          ----------------------------------------------------------------
                                                             2004          2003          2002          2001        2000
                                                          ----------    ----------    ----------    ----------    --------
                                                                                (Dollars in thousands)
Loans accounted for on a nonaccrual basis (1) ........    $    3,962    $    4,153    $    4,204    $      878    $  2,893
                                                          ==========    ==========    ==========    ==========    ========

Accruing loans which are contractually past due
  90 days or more ....................................    $       --    $       --    $       --    $       --    $     --
                                                          ==========    ==========    ==========    ==========    ========

    Total nonperforming loans ........................    $    3,962    $    4,153    $    4,204    $      878    $  2,893
                                                          ==========    ==========    ==========    ==========    ========

Total loans ..........................................    $  235,719    $  229,581    $  223,779    $  225,897    $227,131
                                                          ==========    ==========    ==========    ==========    ========
Non-performing loans as a percentage of total loans ..          1.68%         1.81%         1.88%         0.39%       1.27%
                                                          ==========    ==========    ==========    ==========    ========
Other nonperforming assets (2) .......................    $       17    $       95    $      183    $    1,981    $     --
                                                          ==========    ==========    ==========    ==========    ========
Loans modified in troubled debt restructuring ........    $       --    $       --    $       --    $       --    $     --
                                                          ==========    ==========    ==========    ==========    ========

----------
(1) Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

(2)   Other   nonperforming   assets  consist  of  property   acquired   through
      foreclosure or repossession.

      During the year ended September 30, 2004, gross interest income of $223,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2004 amounted to $208,000.

      At September 30, 2004, there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See "-- Classified Assets" for information regarding classified assets.

      At September 30, 2004, we had $4.0 million of nonaccrual loans, which consisted of two one-to four- family mortgage loans, one construction loan, 12 commercial and commercial real estate loans and three consumer loans. At September 30, 2004, real estate owned totaled $17,000. Real estate owned consists of one residential lot in Graham, North Carolina. This lot has been sold and is expected to close during the quarter ended December 31, 2004.

      At September 30, 2004, we had impaired loans with two unrelated borrowers of $3.6 million of which all were on nonaccrual status. The related allowance for loan losses on these loans was $300,000. The average carrying value of impaired loans was $3.7 million for the year ended September 30, 2004. These loans are primarily secured by business assets and real estate properties in Alamance County.

      Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three regulatory classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a financial institution must either establish a specific allowance for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2004, we had $4.7 million in classified assets, consisting of $4.7 million in substandard loans and $17,000 in other real estate owned.

      In addition to regulatory classifications, we also classify as special mention and watch assets that are currently performing in accordance with their contractual terms but may be classified or become nonperforming assets in the future. At September 30, 2004, we have identified approximately $5.3 million in assets classified as special mention and $24.8 million as watch.

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

      We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $141,000 and recoveries were $1,000 for the year ended September 30, 2004 compared with a provision of $240,000, charge-offs of $117,000 and recoveries of $1,000 for the year ended September 30, 2003.

      The allowance for loan losses was $4.0 million at September 30, 2004 and $3.9 million at September 30, 2003, which we think is adequate to absorb probable losses in the loan portfolio. As a result of our continued shift toward higher risk commercial, consumer and home equity loans as well as the sluggish local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.68% at September 30, 2004 unchanged from September 30, 2003. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

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

      We have our own allowance for loan loss model which is similar to the FDIC model, but uses different factors and assumptions to arrive at an estimate of the allowance for loan losses under accounting principles generally accepted in the United States of America. Our model indicated that the allowance for loan losses was adequate at September 30, 2004.

      The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                  Year Ended September 30,
                                                ------------------------------------------------------------
                                                  2004         2003         2002         2001         2000
                                                --------     --------     --------     --------     --------
                                                                   (Dollars in thousands)
Balance at beginning of period .............    $  3,856     $  3,732     $  3,612     $  3,536     $  3,454
                                                --------     --------     --------     --------     --------

Loans charged off:
   Commercial real estate ..................          --           --           --          125           --
   1-4 family residential ..................         122           --           85           19          159
   Commercial ..............................          --           96           --           --           --
   Consumer ................................          19           21           36           24            5
                                                --------     --------     --------     --------     --------
      Total ................................         141          117          121          168          164

Recoveries .................................           1            1            1            4            6
                                                --------     --------     --------     --------     --------

Net loans charged off ......................         140          116          120          164          158
                                                --------     --------     --------     --------     --------

Provision for loan losses ..................         240          240          240          240          240
                                                --------     --------     --------     --------     --------
Balance at end of period ...................    $  3,956     $  3,856     $  3,732     $  3,612     $  3,536
                                                ========     ========     ========     ========     ========

Average loans outstanding ..................    $229,225     $227,951     $219,071     $229,058     $219,381
                                                ========     ========     ========     ========     ========

Ratio of net loans charged off to average
  loans outstanding during the period ......      0.0611%      0.0509%      0.0548%      0.0716%      0.0720%
                                                ========     ========     ========     ========     ========

      The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                       At September 30,
                                            -----------------------------------------------------------------------
                                                    2004                     2003                     2002
                                            ---------------------    ---------------------    ---------------------
                                                       Percent of               Percent of               Percent of
                                                        Loans in                 Loans in                 Loans in
                                                      Category to              Category to              Category to
                                            Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                            ------    -----------    ------    -----------    ------    -----------
                                                                    (Dollars in thousands)
Real estate mortgage:
  Single-family residential ..........      $  217       18.00%      $  222       21.04%      $  240       28.00%
  Commercial .........................       1,118       26.07        1,084       27.09        1,054       14.45
  Home equity ........................         201       15.22          182       12.44          128       10.44
  Construction .......................         449       10.17          240        7.14          348       13.88
Commercial ...........................       1,858       28.64        1,987       29.87        1,838       30.24
Consumer .............................         113        1.90          141        2.42          124        2.99
                                            ------      ------       ------      ------       ------      ------
    Total allowance for loan losses ..      $3,956      100.00%      $3,856      100.00%      $3,732      100.00%
                                            ======      ======       ======      ======       ======      ======

                                                           At September 30,
                                            ----------------------------------------------
                                                    2001                     2000
                                            ---------------------    ---------------------
                                                       Percent of               Percent of
                                                        Loans in                 Loans in
                                                      Category to              Category to
                                            Amount    Total Loans    Amount    Total Loans
                                            ------    -----------    ------    -----------
                                                        (Dollars in thousands)
Real estate mortgage:
  Single-family residential ..........      $  253       37.33%      $  320       41.27%
  Commercial .........................         932       17.60        1,084       19.59
  Home equity ........................         131        9.52          179        8.94
  Construction .......................         231        8.26          213        9.26
Commercial ...........................       1,970       24.46        1,616       18.09
Consumer .............................          95        2.83          124        2.85
                                            ------      ------       ------      ------
    Total allowance for loan losses ..      $3,612      100.00%      $3,536      100.00%
                                            ======      ======       ======      ======

Investment Activities

      General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank, and mortgage-backed securities issued by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2004, the amortized cost of our investment securities portfolio amounted to $120.3 million, which included $116.3 million of U.S. Government and agency securities, $4.0 million of North Carolina municipal bonds, and $7,000 of collateralized mortgage obligations ("CMOs"). At that date, we had an unrealized loss of $402,000, net of deferred taxes, with respect to our investment securities classified as "available for sale." Additions to the investment portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. If loan demand is not present, the Company may invest in securities to produce interest income.

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

      We had securities with an aggregate cost of $97.4 million and an approximate fair value of $96.7 million at September 30, 2004 classified as available for sale. The impact on our financial statements was an after-tax decrease in stockholders' equity of approximately $402,000 as of September 30, 2004. The net unrealized losses at September 30, 2003 in our portfolio of investment securities were due to increases in interest rates and a steepening of the yield curve after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as "held to maturity" are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as "available for sale" are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in stockholders' equity.

      At September 30, 2004, we had $97.4 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax losses of $402,000, and $22.9 million of investment securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2004, the estimated weighted average life of our U.S. Government and agency securities classified as available for sale was approximately 6.1 years, and the average yield on our portfolio of U.S. Government and agency securities classified as available for sale was 4.11%. In addition, at September 30, 2004, we had $2.3 million of FHLB of Atlanta stock.

      See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies.

      The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

                                                          At September 30,
                                                   -----------------------------
                                                    2004       2003       2002
                                                   -------    -------    -------
                                                           (In thousands)
Securities available for sale:
   U.S. Government and agency securities ......    $96,693    $91,709    $78,572
                                                   -------    -------    -------
      Total ...................................    $96,693    $91,709    $78,572
                                                   =======    =======    =======
Securities held to maturity:
   U.S. Government and agency securities ......    $18,959    $16,408    $ 8,430
   Municipal bonds ............................      3,953      3,044      2,670
   CMOs .......................................          7         10         14
                                                   -------    -------    -------
      Total ...................................    $22,919    $19,462    $11,114
                                                   =======    =======    =======

      The following table sets forth the scheduled maturities, carrying values, amortized cost and average yields for our investment securities at September 30, 2004.

                                            One Year or Less         One to Five Years          Five to Ten Years
                                         ---------------------     ---------------------      ----------------------
                                         Carrying      Average     Carrying      Average      Carrying       Average
                                           Value        Yield        Value        Yield         Value         Yield
                                         --------      -------     --------      -------      --------      --------
                                                                   (Dollars in thousands)
Securities available for sale:
   U.S. Government and agency
      securities .....................    $    --           --%     $26,806         3.46%      $66,885         4.32%
                                          =======      =======      =======      =======       =======         ====

Securities held to maturity:
   U.S. Government and agency
      securities .....................         --           --        2,992         3.42        10,974         3.81
   CMOs ..............................         --           --           --           --            --           --
   Municipal bonds (1) ...............        250         4.84        1,385         5.29         2,034         5.37
                                          -------      -------      -------      -------       -------      -------
        Total ........................    $   250         4.84%     $ 4,377         4.01%      $13,008         4.05%
                                          =======      =======      =======      =======       =======      =======

                                          More than Ten Years            Total Investment Portfolio
                                         ---------------------      -----------------------------------
                                         Carrying      Average      Carrying      Market        Average
                                           Value        Yield         Value        Value         Yield
                                         --------      -------      --------      -------       -------
                                                              (Dollars in thousands)
Securities available for sale:
   U.S. Government and agency
      securities .....................    $ 3,002         5.48%      $96,693      $96,693         4.11%
                                          =======      =======       =======      =======      =======

Securities held to maturity:
   U.S. Government and agency
      securities .....................      4,994         4.00        18,959       18,902         3.80
   CMOs ..............................          7         2.43             7            7         2.43
   Municipal bonds (1) ...............        283         6.15         3,953        3,975         5.36
                                          -------      -------       -------      -------      -------
        Total ........................    $ 5,284         4.11%      $22,919      $22,884         4.07%
                                          =======      =======       =======      =======      =======

----------

(1) Yields on tax-exempt municipal bonds have been adjusted to a tax equivalent basis.

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

      Deposits. We attract deposits principally from within Alamance County by offering a variety of deposit instruments, including checking accounts, money market accounts, passbook and statement savings accounts, Individual Retirement Accounts and certificates of deposit which range in maturity from seven days to five years. Deposit terms vary according to the minimum balance required, the length of time the funds must remain on deposit and the interest rate. Maturities, terms, service fees and withdrawal penalties for our deposit accounts are established by us on a periodic basis. We review our deposit pricing on a weekly basis. In determining the characteristics of our deposit accounts, we consider the rates offered by competing institutions, lending and liquidity requirements, growth goals and applicable regulations. We believe we price our deposits comparably to rates offered by our competitors. We do not accept brokered deposits.

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

      Our deposits at September 30, 2004 consisted of the various types of programs described below.

Weighted
Average
Interest       Minimum                                                            Minimum    Balance (in   Percentage of
  Rate          Term                  Category                                     Amount     Thousands)   Total Deposits
  ----          ----                  --------                                     ------     ----------   --------------
  0.00%      None               Noninterest bearing accounts                     $    100     $ 17,417           6.6%
  0.24       None               Checking accounts                                     300       35,299          13.4
  0.61       None               Passbook and statement savings accounts               100       30,263          11.5
  0.84       None               Money market accounts                               1,000       19,475           7.4

                                Certificates of Deposit
                                -----------------------

  1.51       3 months           Fixed-term, fixed-rate                                500          260           0.1
  1.32       6 months           Fixed-term, fixed-rate                                500        3,898           1.5
  1.02       7 months (1)       Fixed-term, fixed-rate                              5,000       51,798          19.7
  1.49       9 months           Fixed-term, fixed-rate                                500        1,011           0.4
  1.10       10 months          Fixed-term, fixed-rate                              5,000        1,236           0.5
  1.30       12 months          Fixed-term, fixed-rate                                500       26,837          10.2
  1.70       15 months          Fixed-term, fixed-rate                              5,000       11,494           4.4
  1.29       18 months          Floating rate individual retirement account            50          704           0.3
  1.69       18 months          Fixed-term, fixed-rate                                500        1,987           0.8
  1.64       20 months          Fixed-term, fixed-rate                                500           71           0.0
  1.95       21 months          Fixed-term, fixed-rate                             10,000          937           0.4
  1.93       24 months          Fixed-term, fixed-rate                                500        4,926           1.9
  2.54       30 months          Fixed-term, fixed-rate                                500        3,207           1.2
  2.91       36 months          Fixed-term, fixed-rate                                500        6,833           2.6
  3.66       48 months          Fixed-term, fixed-rate                                500        2,840           1.1
  4.18       60 months          Fixed-term, fixed-rate                                500       20,135           7.7
  1.92       7 to 365 days      Fixed-term, fixed-rate                            100,000       22,106           8.3
                                                                                              --------         -----
  1.29                                                                                        $262,734         100.0%
                                                                                              ========         =====

(1) These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2004, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

                                             Balance at                                 Balance at
                                           September 30,      % of        Increase     September 30,        % of         Increase
                                                2004        Deposits     (Decrease)         2003          Deposits      (Decrease)
                                           -------------    --------     ----------    -------------      --------      ----------
                                                                           (Dollars in thousands)
Noninterest bearing accounts ............    $  17,417           6.6%    $   3,838       $  13,579             5.2%      $      52
Interest bearing checking accounts ......       35,299          13.5          (169)         35,468            13.5           3,036
Money market accounts ...................       19,475           7.4           979          18,496             7.0          (2,864)
Passbook and statement savings accounts .       30,263          11.5          (271)         30,534            11.6           1,306
Certificates of deposit .................      160,280          61.0        (4,355)        164,635            62.7             515
                                             ---------     ---------     ---------       ---------       ---------       ---------
                                             $ 262,734         100.0%    $      22       $ 262,712           100.0%      $   2,045
                                             =========     =========     =========       =========       =========       =========

                                            Balance at
                                           September 30,        % of
                                                2002          Deposits
                                           -------------      --------
                                               (Dollars in thousands)
Noninterest bearing accounts ............    $  13,527             5.2%
Interest bearing checking accounts ......       32,432            12.4
Money market accounts ...................       21,360             8.2
Passbook and statement savings accounts .       29,228            11.2
Certificates of deposit .................      164,120            63.0
                                             ---------       ---------
                                             $ 260,667           100.0%
                                             =========       =========

      The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

                                                                              Year Ended September 30,
                                                 ----------------------------------------------------------------------------------
                                                           2004                          2003                        2002
                                                 ------------------------     ------------------------     ------------------------
                                                  Average         Average      Average         Average      Average         Average
                                                  Balance          Rate        Balance          Rate        Balance          Rate
                                                 --------         -------     --------         -------     --------         -------
                                                                              (Dollars in thousands)
Noninterest bearing accounts ..............      $ 15,596          0.00%      $ 13,508          0.00%      $ 12,976          0.00%
Interest bearing checking accounts ........        36,087          0.21         33,894          0.36         31,805          0.48
Money market accounts .....................        19,951          0.70         22,042          0.91         26,374          1.36
Passbook and statement savings accounts ...        30,534          0.61         30,024          0.91         27,656          1.50
Certificates of deposit ...................       159,246          1.91        156,116          2.48        158,335          3.61
                                                 --------                     --------                     --------
    Total .................................      $261,414          1.32       $255,584          1.75       $257,146          2.58
                                                 ========                     ========                     ========

      The following table sets forth our time deposits classified by rates at the dates indicated.

                                                      At September 30,
                                            ------------------------------------
                                              2004          2003          2002
                                            --------      --------      --------
                                                       (In thousands)
Rate
----
 0.00 - 1.99% ........................      $113,018      $110,007      $ 16,772
 2.00 - 3.99% ........................        36,106        37,615       118,554
 4.00 - 5.99% ........................         9,024        13,160        23,125
 6.00 - 7.99% ........................         2,132         3,853         5,525
 8.00 - 9.99% ........................            --            --           144
                                            --------      --------      --------
                                            $160,280      $164,635      $164,120
                                            ========      ========      ========

      The following table sets forth the amount and maturities of our time deposits at September 30, 2004.

                                                 Amount Due
                      ----------------------------------------------------------------
                      Less Than                                                 After
Rate                  One Year      1-2 Years    2-3 Years      3 Years         Total
----                  ---------     ---------    ---------      --------      --------
                                               (In thousands)
0.00 - 1.99% ...       107,277         5,349           392            --       113,018
2.00 - 3.99% ...        16,616         6,516         2,416        10,558        36,106
4.00 - 5.99% ...         1,551         2,671         4,446           356         9,024
6.00 - 7.99% ...         1,239           893            --            --         2,132
                      --------      --------      --------      --------      --------
                      $126,683      $ 15,429      $  7,254      $ 10,914      $160,280
                      ========      ========      ========      ========      ========

      The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2004. At that date, such deposits represented 23.2% of total deposits and had a weighted average rate of 1.88%.

                                                                Certificates
                  Maturity Period                                of Deposit
                  ---------------                               ------------
                                                               (In thousands)

                  Three months or less ..................          $29,825
                  Over three through six months .........           11,844
                  Over six through 12 months ............           10,598
                  Over 12 months ........................            8,684
                                                                   -------
                  Total .................................          $60,951
                                                                   =======

      We estimate that more than $34.7 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2004 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposit held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

      The following table sets forth our savings activities for the periods indicated.

                                                            Year Ended September 30,
                                                        -------------------------------
                                                          2004        2003        2002
                                                        -------     -------     -------
                                                                 (In thousands)
Net increase (decrease) before interest credited ...    $(2,665)    $(1,636)    $ 6,729
Interest credited ..................................      2,687       3,681       5,568
                                                        -------     -------     -------
    Net increase in deposits .......................    $    22     $ 2,045     $12,297
                                                        =======     =======     =======

      Borrowings. Savings deposits historically have been the primary source of funds for our lending, investments and general operating activities. We are authorized, however, to use advances from the FHLB of Atlanta to supplement our supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Atlanta functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB system, we are required to own stock in the FHLB of Atlanta and are authorized to apply for advances. Advances are obtained pursuant to several different programs, each of which has its own interest rate and range of maturities. We have a blanket agreement for advances with the FHLB under which we may borrow up to 16% of assets subject to normal collateral and underwriting requirements. Advances from the FHLB of Atlanta are secured by our stock in the FHLB of Atlanta and other eligible assets. During the year ended September 30, 2004, we used short-term advances to fund LIBOR-based loans as part of our asset liability strategy.

      The  following  table  sets  forth  certain   information   regarding  our
borrowings at the dates and for the periods indicated:

                                                                          At or for the
                                                                     Year Ended September 30,
                                                                 -------------------------------
                                                                   2004        2003        2002
                                                                 -------     -------     -------
                                                                      (Dollars in thousands)
Amounts outstanding at end of period:
  FHLB advances .............................................    $44,000     $31,500     $20,000
Weighted average rate paid on:
  FHLB advances .............................................       3.62%       3.90%       5.39%

                                                                           For the Year
                                                                       Ended September 30,
                                                                 -------------------------------
                                                                   2004        2003        2002
                                                                 -------     -------     -------
                                                                      (Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
  FHLB advances .............................................    $48,500     $39,500     $35,000

Average amounts outstanding:
  FHLB advances .............................................    $37,692     $23,115     $21,811
Approximate weighted average rate paid on (1):
  FHLB advances .............................................       3.56%       4.84%       5.05%

----------

(1)   Based on month-end balances.

Subsidiary Activities

      In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation ("First Capital"), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the "LLC"), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $153,000, $258,000 and $258,000 on a pre-tax basis from the activities of the LLC during the years ended September 30, 2004, 2003 and 2002, respectively.

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

      We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 2004, we had 13.2% of deposits held by all banks and savings institutions in our market area.

Employees

      As of September 30, 2004, we had 72 full-time and 7 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Depository Institution Regulation

      General. We are a North Carolina chartered commercial bank and a member of the FHLB of Atlanta, and our deposits are insured by the FDIC through the Savings Association Insurance Fund administered by the FDIC. 1st State Bank is subject to supervision, examination and regulation by the North Carolina Banking Commission and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. We are also subject to the FDIC's authority to conduct special examinations. 1st State Bank is required to file reports with the North Carolina Banking Commission and the FDIC concerning its activities and financial condition and is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions.

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

      Financial Modernization Legislation. On November 12, 1999, legislation was enacted which has had a far-reaching impact on the financial services industry. The Gramm-Leach-Bliley ("G-L-B") Act authorizes affiliations between banking, securities and insurance firms and authorizes bank holding companies and national banks to engage in a variety of new financial activities. Among the new activities that are permitted to bank holding companies are securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking. The Federal Reserve Board, in consultation with the Secretary of the Treasury, may approve additional financial activities. The G-L-B Act, however, prohibits future acquisitions of existing unitary savings and loan holding companies by firms which are engaged in commercial activities and limits the permissible activities of unitary holding companies formed after May 4, 1999.

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

      Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of Tier 1 capital to total assets of not less than 4%. Tier 1 capital is the sum of common stockholders' equity, certain perpetual preferred stock, which must be noncumulative with respect to banks, including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card receivables, identified losses and investments in certain subsidiaries.

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

      At September 30, 2004, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

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

                                                   Adequately                               Significantly
                          Well Capitalized        Capitalized       Undercapitalized      Undercapitalized
                          ----------------        -----------       ----------------      ----------------
Total risk-based
    capital ratio           10.0% or more         8.0% or more       Less than 8.0%        Less than 6.0%
Tier 1 risk-based
    capital ratio            6.0% or more         4.0% or more       Less than 4.0%        Less than 3.0%
Leverage ratio               5.0% or more         4.0% or more*      Less than 4.0%*       Less than 3.0%

----------
*     3.0% if institution has a composite 1 CAMELS rating.

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

      The Bank meets the definition of "well capitalized" under the FDIC's prompt corrective action regulations.

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

      Community Reinvestment Act. 1st State Bank, like other financial institutions, is subject to the Community Reinvestment Act ("CRA"). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low and moderate-income neighborhoods.

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

      Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, we are required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to 1% of the aggregate unpaid principal of home mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 1/20 of advances from the FHLB of Atlanta, whichever is greater. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2004 of $2.3 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2004, we had $44.0 million in advances outstanding from the FHLB of Atlanta.

      Reserves. Under Federal Reserve Board regulations, we must maintain average daily reserves equal to 3% on transaction accounts over $6.6 million up to $45.4 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution's interest-earning assets. As of September 30, 2004, we met our reserve requirements.

      We are also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2004, we met our reserve requirements.

      Deposit Insurance. We are required to pay assessments based on a percentage of insured deposits to the FDIC for insurance of our deposits by the Savings Association Insurance Fund of the FDIC. The FDIC is required to set semi-annual assessments for Savings Association Insurance Fund-insured institutions at a level necessary to maintain the designated reserve ratio of the Savings Association Insurance Fund at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the Savings Association Insurance Fund. Under the FDIC's risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups --- well capitalized, adequately capitalized or undercapitalized -- using the same percentage criteria as in the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action" for definitions and percentage criteria for the capital group categories. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

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

      North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2004, our liquidity ratio exceeded the North Carolina regulations.

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

      Loans to Directors, Executive Officers and Principal Stockholders. State non-member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder of a state non-member bank and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution's loans-to-one-borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a depository institution, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the institution with any "interested" director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus up to $500,000. Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

      State non-member banks also are subject to the requirements and restrictions of Section 22(g) of the Federal Reserve Act on loans to executive officers. Section 22(g) of the Federal Reserve Act requires loans to executive officers of depository institutions not be made on terms more favorable than those afforded to other borrowers, requires approval by the board of directors of a depository institution for such extensions of credit to executive officers of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the Bank Holding Company Act of 1956, as amended prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things:

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

      Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years, regardless of a longer minimum period specified by the law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant and its depository institution affiliates control or would control more than 10% of the insured deposits in the United States or 30%, or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect a state's authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 ("SOX") was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the "1934 Act") and provisions which directed the SEC to promulgate rules. The resultant law and regulations under the Act as of the time of this annual report is set forth in the following paragraphs. SOX provides for the establishment of a new Public Company Accounting Oversight Board ("PCAOB"), which will enforce auditing, quality control and independence standards for firms that audit Securities and Exchange Commission ("SEC")-reporting companies and will be funded by fees from all SEC-reporting companies. SOX imposed higher standards for auditor independence and restricts provision of consulting services by auditing firms to companies they audit. Any non-audit services being provided to an audit client will require preapproval by the Company's audit committee members. In addition, certain audit partners must be rotated periodically. SOX requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under SOX, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the 1934 Act be deposited in a fund for the benefit of harmed investors. Directors and executive officers must also report most changes in their ownership of a company's securities within two business days of the change, and as of the end of June 2003, all ownership reports must be electronically filed.

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

      Beginning six months after the SEC determines that the PCAOB is able to carry out its functions, it will be unlawful for any person that is not a registered public accounting firm ("RPAF") to audit an SEC-reporting company. Under SOX, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. SOX also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the Company's financial statements for the purpose of rendering the financial statement's materially misleading. The SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. SOX requires the RPAF that issues the audit report to attest to and report on management's assessment of the Company's internal controls. The Company will be required to include this internal control report with its September 30, 2005 consolidated financial statements. In addition, SOX requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

      Although the Company anticipates it will incur additional expense in complying with the provisions of the 1934 Act and the related rules, management does not expect that such compliance will have a material impact on the Company's financial condition or results of operations.

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

Item 2. Properties
------------------

      The following table sets forth the location and certain additional information regarding our offices at September 30, 2004.

                                                          Book Value at                     Deposits at
                                    Year       Owned or   September 30,     Approximate    September 30,
                                   Opened       Leased       2004 (1)     Square Footage        2004
                                   ------       ------    -------------   --------------   -------------
                                                            (Dollars in thousands)
Main Office:
445 S. Main Street                  1988      Owned           $3,365          33,700          $96,781
Burlington, NC  27215

Branch Offices:
2294 N. Church Street               1984      Leased (2)         221           2,600           23,612
Burlington, NC  27215

503 Huffman Mill Road               1982      Owned              335           2,600           35,100
Burlington, NC  27215

102 S. 5th Street                   1973      Owned              416           2,300           37,907
Mebane, NC  27302

211 N. Main Street                  1974      Owned               88           2,700           35,767
Graham, NC  27253

                                                  (table continued on next page)

3466 S. Church Street               1996      Owned            1,306           4,000           23,227
Burlington, NC  27215

1203 S. Main Street                 2000      Owned            1,331           4,000           10,340
Graham, NC 27253

----------
(1)   Land and building only.

(2) Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

      The net book value of our investment in premises and equipment was $7.9 million at September 30, 2004. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

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

      The Bank has been named as a co-defendant in a lawsuit brought by minority stockholders of a corporation against the majority stockholders of the corporation. A director of the Company and the Bank, along with family members, is the majority stockholder of the corporation, which had previously had loans outstanding from the Bank. Since year end these loans have been paid off. Included in part of plaintiffs' complaint are allegations related to loans made by the Bank to the borrowers. The Bank will vigorously defend the lawsuit and seek its dismissal by the court. Management does not anticipate that this lawsuit will have a material adverse impact on the Company's financial condition or results of operations.

Item 4. Submission of Matters to Vote of Security Holders
---------------------------------------------------------

      Not applicable.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
and Issuer Purchases of Equity Securities
-----------------------------------------

      (a) The information contained under the sections captioned "Market Information" in the Company's Annual Report to Stockholders for the Fiscal Year Ended September 30, 2004 (the "Annual Report") filed as Exhibit 13 hereto is incorporated herein by reference.

      (b) Not applicable.

      (c) During the last quarter covered by this Report, the Company did not repurchase any of its common stock.

Item 6. Selected Financial Data
-------------------------------

      The information contained in the table captioned "Selected Consolidated Financial and Other Data" on page 2 in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 19 in the Annual Report is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      The information contained under the sections captioned "Market Risk" on pages 7 and 8 in the Annual Report is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

      The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditors' Report and Selected Financial Data contained on pages 20 through 55 in the Annual Report, which are listed under Item 15 herein, are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      None.

Item 9A. Controls and Procedures
--------------------------------

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

Item 9B. Other Information
--------------------------

Not Applicable

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

      The Company has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer and all senior management, as well as directors, officers and employees.

Item 11. Executive Compensation
-------------------------------

      The information contained under the sections captioned "Proposal I -- Election of Directors -- Executive Compensation," in the Proxy Statement is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

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

      (d) Equity Compensation Plans. The following table sets forth certain information with respect to the Company's equity compensation plans as of September 30, 2004.

                                                   (a)                       (b)                            (c)
                                                                                                   Number of securities
                                                                                                    remaining available
                                       Number of securities to be     Weighted-average              for future issuance
                                         issued upon exercise of     exercise price of          under equity compensation
                                          outstanding options,     outstanding options,        plans (excluding securities
                                            warrants & rights       warrants and rights          reflected in column (a))
                                            -----------------       -------------------          ------------------------
Equity compensation plans                        314,235                   $14.71                             --
  approved by security holders

Equity compensation plans not                         --                       --                             --
  approved by security holders

Total                                            314,235                   $14.71                             --
                                                 =======                   ======                         ======

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Audit and Other Fees Paid to Independent Accountants" in the Proxy Statement.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
---------------------------------------------------

      (a)   List of Documents Filed as Part of this Report
            ----------------------------------------------

      (1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

      Independent Auditors' Report

      Consolidated Balance Sheets as of September 30, 2004 and 2003

      Consolidated  Statements of Income for the Years Ended September 30, 2004,
         2003 and 2002

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Years Ended September 30, 2004, 2003 and 2002

      Consolidated  Statements  of Cash Flows for the Years Ended  September 30,
         2004, 2003 and 2002

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

      (b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

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

      14 Code of Ethics for Directors, Officers and Employees (Incorporated herein by reference to the Company's Annual Report on Form 10-K for the Fiscal Year Ended September 30,
                  2003)

      21          Subsidiaries of the Registrant

      23          Consent of KPMG LLP

      31.1        Rule 13a-14(a) Certification of Chief Executive Officer

      31.2        Rule 13a-14(a) Certification of Chief Financial Officer

      32          Certification pursuant to 18 U.S.C. Section 1350

      ----------
      +     Management contract or compensation plan or arrangement.

      (b) Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

      (c) Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        1st STATE BANCORP, INC.


December 21, 2004                       By: /s/ James C. McGill
                                            -------------------
                                            James C. McGill
                                            President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ James C. McGill                                  December 21, 2004
------------------------------------------------
James C. McGill
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ A. Christine Baker                                December 21, 2004
------------------------------------------------
A. Christine Baker
Executive Vice President, Chief Financial
Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)


/s/ Richard C. Keziah                                 December 21, 2004
------------------------------------------------
Richard C. Keziah
Director


/s/ James A. Barnwell, Jr.                            December 21, 2004
------------------------------------------------
James A. Barnwell, Jr.
Chairman of the Board


/s/ Bernie C. Bean                                    December 21, 2004
------------------------------------------------
Bernie C. Bean
Director


/s/ Ernest A. Koury, Jr.                              December 21, 2004
------------------------------------------------
Ernest A. Koury, Jr.
Director


/s/ James G. McClure                                  December 21, 2004
------------------------------------------------
James G. McClure
Director


/s/ T. Scott Quakenbush                               December 21, 2004
------------------------------------------------
T. Scott Quakenbush
Director


/s/ Richard H. Shirley                                December 21, 2004
------------------------------------------------
Richard H. Shirley
Director


/s/ Virgil L. Stadler                                 December 21, 2004
------------------------------------------------
Virgil L. Stadler
Director