Form 10-Q
period 2004-12-31
1ST STATE BANCORP INC
filed 2005-02-14
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2004

      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      As of February 8, 2005, the issuer had 2,940,119 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION
        ---------------------

Item 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 2004 (unaudited)
             and September 30, 2004 .......................................    2

        Consolidated Statements of Income for the Three Months Ended
             December 31, 2004 and 2003 (unaudited) .......................    3

        Consolidated Statements of Stockholders' Equity and Comprehensive
             Income for the Three Months Ended December 31, 2004 and 2003
             (unaudited) ..................................................    4

        Consolidated Statements of Cash Flows for the Three Months Ended
             December 31, 2004 and 2003 (unaudited) .......................    5

        Notes to Consolidated Financial Statements ........................    7

Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ........................................   10

Item 3. Quantitative and Qualitative Disclosures About Market Risk ........   18

Item 4. Controls and Procedures ...........................................   18


PART II. OTHER INFORMATION
         -----------------

Item 1. Legal Proceedings .................................................   19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......   19

Item 3. Defaults Upon Senior Securities ...................................   20

Item 4. Submission of Matters to a Vote of Security Holders ...............   20

Item 5. Other Information .................................................   20

Item 6. Exhibits ..........................................................   20

SIGNATURES

                     1st State Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                    December 31, 2004 and September 30, 2004
                        (In Thousands, except share data)

                                                                              At               At
                                                                         December 31,     September 30,
                                                                             2004             2004
                                                                         ------------     -------------
                                                                         (Unaudited)
                                ASSETS

Cash and cash equivalents                                                 $  11,162        $   9,854
Investment securities:
     Held to maturity (fair value of $20,765 and $22,884
         at December 31, 2004 and September 30, 2004, respectively)          20,902           22,919
     Available for sale (cost of $91,388 and $97,386
         at December 31, 2004 and September 30, 2004, respectively)          90,499           96,693
Loans held for sale, at lower of cost or fair value                             913              930
Loans receivable (net of allowance for loan losses of $3,985 and $3,956 at December 31, 2004 and September 30, 2004,
     respectively)                                                          231,942          231,763
Real estate owned                                                                17               17
Federal Home Loan Bank stock, at cost                                         2,227            2,325
Premises and equipment                                                        7,749            7,884
Accrued interest receivable                                                   2,243            2,124
Other assets                                                                  5,293            3,205
                                                                          ---------        ---------
             Total assets                                                 $ 372,947        $ 377,714
                                                                          =========        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                          268,432          262,734
  Advances from Federal Home Loan Bank                                       33,500           44,000
  Advance payments by borrowers for property taxes and insurance                123               39
  Dividend payable                                                              296              296
  Other liabilities                                                           4,219            4,731
                                                                          ---------        ---------
           Total liabilities                                                306,570          311,800
                                                                          ---------        ---------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                             --               --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
         2,956,373 and 2,962,323 shares issued and outstanding
         at December 31, 2004 and September 30, 2004, respectively               33               33
   Additional paid-in capital                                                36,096           36,038
   Unallocated ESOP shares                                                   (2,430)          (2,571)
   Deferred compensation payable in treasury stock                            6,700            6,440
   Treasury stock                                                           (14,512)         (14,086)
   Retained income - substantially restricted                                41,031           40,462
   Accumulated other comprehensive loss - net unrealized
         loss on investment securities available for sale                      (541)            (402)
                                                                          ---------        ---------
Total stockholders' equity                                                   66,377           65,914
                                                                          ---------        ---------
         Total liabilities and stockholders' equity                       $ 372,947        $ 377,714
                                                                          =========        =========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
              For the Three Months Ended December 31, 2004 and 2003
                      (In Thousands, Except per Share Data)

                                   (Unaudited)

                                                                    For the Three Months Ended
                                                                           December 31
                                                                    --------------------------
                                                                        2004        2003
                                                                       -------     -------
Interest income:
   Interest and fees on loans                                          $ 3,121     $ 2,854
   Interest and dividends on investments                                 1,198       1,184
   Overnight deposits                                                       18           9
                                                                       -------     -------
           Total interest income                                         4,337       4,047
                                                                       -------     -------

Interest expense:
    Deposit accounts                                                       914         919
    Borrowings                                                             356         316
                                                                       -------     -------
           Total interest expense                                        1,270       1,235
                                                                       -------     -------

           Net interest income                                           3,067       2,812

Provision for loan losses                                                  330          60
                                                                       -------     -------
           Net interest income after provision for loan losses           2,737       2,752
                                                                       -------     -------

Other income:
   Customer service fees                                                   298         205
   Commissions from sales of annuities and mutual funds                     67          72
   Mortgage banking income, net                                            123          98
   Securities gains, net                                                    --          97
   Other                                                                   160          54
                                                                       -------     -------
           Total other income                                              648         526
                                                                       -------     -------

Operating expenses:
   Compensation and related benefits                                     1,283       1,332
   Occupancy and equipment                                                 355         342
   Real estate operations, net                                              (5)         (3)
   Other expenses                                                          433         432
                                                                       -------     -------
           Total operating expenses                                      2,066       2,103
                                                                       -------     -------

           Income before income taxes                                    1,319       1,175

Income taxes                                                               467         417
                                                                       -------     -------

           Net income                                                  $   852     $   758
                                                                       =======     =======

           Earnings per share:

           Basic                                                       $  0.30     $  0.27
           Diluted                                                     $  0.29     $  0.26

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
        For the Three Months Ended December 31, 2004 and 2003 (Unaudited)
                                 (In Thousands)

                                                                                               Deferred
                                                                                             compensation
                                                                   Additional   Unallocated   payable in
                                                       Common       paid-in        ESOP        treasury
                                                        stock       capital       shares         stock
                                                       -------     ----------   -----------  ------------
Balance at September 30, 2003                          $    33       35,778        (3,141)        5,466

Comprehensive income:
     Net income                                             --           --            --            --
     Other comprehensive income-unrealized
       Gain on securities available-for-sale, net
       of income taxes of $88                               --           --            --            --

     Total comprehensive income
Allocation of ESOP shares                                   --           61           144            --
Acquisition of treasury stock                               --           --            --            --
Cash dividends declared  ($0.10 per share)                  --           --            --            --
Cash dividends on unallocated ESOP shares                   --           --            --            --
                                                       -------      -------       -------       -------
Balance at December 31, 2003                           $    33       35,839        (2,997)        5,466
                                                       =======      =======       =======       =======

Balance at September 30, 2004                          $    33       36,038        (2,571)        6,440

Comprehensive income:
     Net income                                             --           --            --            --
     Other comprehensive loss-unrealized
       loss on securities available for sale net
       of income tax benefit of $57                         --           --            --            --

     Total comprehensive income
Allocation of ESOP shares                                   --           58           141            --
Acquisition of treasury stock                               --           --            --            --
Deferred compensation                                                                               260
Cash dividends declared ($0.10 per share)                   --           --            --            --
Cash dividends on unallocated ESOP shares                   --           --            --            --
                                                       -------      -------       -------       -------

Balance at December 31, 2004                           $    33       36,096        (2,430)        6,700
                                                       =======      =======       =======       =======

                                                                                 Accumulated
                                                                                    other           Total
                                                      Treasury     Retained     comprehensive   stockholders'
                                                       stock        Income      income (loss)       equity
                                                      --------     --------     -------------   -------------
Balance at September 30, 2003                         (12,785)       38,118          (768)          62,701

Comprehensive income:
     Net income                                            --           758            --              758
     Other comprehensive income-unrealized
       Gain on securities available-for-sale, net
       of income taxes of $88                              --            --           135              135
                                                                                                   -------
     Total comprehensive income                                                                        893
Allocation of ESOP shares                                  --            --            --              205
Acquisition of treasury stock                            (161)           --            --             (161)
Cash dividends declared  ($0.10 per share)                 --          (297)           --             (297)
Cash dividends on unallocated ESOP shares                  --            17            --               17
                                                      -------       -------       -------          -------
Balance at December 31, 2003                          (12,946)       38,596          (633)          63,358
                                                      =======       =======       =======          =======

Balance at September 30, 2004                         (14,086)       40,462          (402)          65,914

Comprehensive income:
     Net income                                            --           852            --              852
     Other comprehensive loss-unrealized
       loss on securities available for sale net
       of income tax benefit of $57                        --            --          (139)            (139)
                                                                                                   -------
     Total comprehensive income                                                                        713
Allocation of ESOP shares                                  --            --            --              199
Acquisition of treasury stock                            (166)           --            --             (166)
Deferred compensation                                    (260)                                          --
Cash dividends declared ($0.10 per share)                  --          (296)           --             (296)
Cash dividends on unallocated ESOP shares                  --            13            --               13
                                                      -------       -------       -------          -------

Balance at December 31, 2004                          (14,512)       41,031          (541)          66,377
                                                      =======       =======       =======          =======

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
               For the Three Months Ended December, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                                  For the Three Months Ended
                                                                                         December 31,
                                                                                  --------------------------
                                                                                     2004           2003
                                                                                   --------       --------
Cash flows from operating activities:
   Net income                                                                      $    852       $    758
   Adjustment to reconcile net income to net cash used in
       operating activities:
           Provision for loan losses, net of writeoffs                                   30             12
           Depreciation                                                                 164            227
           Deferred tax expense (benefit)                                              (153)             2
           Amortization of premiums and discounts, net                                  (19)            (2)
           Deferred compensation                                                         60             60
           Release of ESOP shares                                                       199            205
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                     (5)           (16)
           Gain on sale of other real estate                                             (6)            --
           Gain on sale of investment securities available for sale                      --            (97)
           Net (gain) loss on sale of loans                                              (1)            28
           Proceeds from loans held for sale                                          6,056          6,845
           Originations of loans held for sale                                       (6,038)        (7,399)
           Increase in other assets                                                  (1,878)          (320)
           Increase in accrued interest receivable                                     (119)           (85)
           Decrease in other liabilities                                               (306)        (1,241)
                                                                                   --------       --------
                      Net cash used in operating activities                          (1,164)        (1,023)
                                                                                   --------       --------

Cash flows provided by investing activities:
           Proceeds from redemption of FHLB stock                                     2,335          1,025
           Purchases of FHLB stock                                                   (2,237)        (1,250)
           Purchases of investment securities held to maturity                         (966)        (2,373)
           Purchases of investment securities available for sale                         --        (15,828)
           Proceeds from sales of investment securities available for sale               --          3,979
           Proceeds from maturities and issuer calls of investment securities
               available for sale                                                     6,000         17,019
           Proceeds from maturities and issuer calls of investment securities
               held to maturity                                                       3,000              1
           Net increase in loans receivable                                            (204)          (669)
           Purchase of real estate acquired in settlement of loans                       --           (108)
           Purchases of premises and equipment net of disposals                         (29)          (180)
                                                                                   --------       --------

                   Net cash provided by investing activities                          7,899          1,616
                                                                                   --------       --------

                                                                     (Continued)

                     1st State Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows - Continued
              For the Three Months Ended December 31, 2004 and 2003
                                   (Unaudited)
                                 (In Thousands)

                                                                            For the Three Months Ended
                                                                                   December 31,
                                                                            --------------------------
                                                                               2004           2003
                                                                             --------       --------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                       $  5,698       $ (6,333)
   Advances from the Federal Home Loan Bank                                    38,000         32,000
   Repayments of advances from the Federal Home Loan Bank                     (48,500)       (25,500)
   Purchase of treasury stock                                                    (426)          (161)
   Dividends paid on common stock                                                (283)          (280)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                  84             72
                                                                             --------       --------

   Net cash used in financing activities                                       (5,427)          (202)
                                                                             --------       --------

        Net increase in cash and cash equivalents                               1,308            391

Cash and cash equivalents at beginning of period                                9,854          9,359
                                                                             --------       --------

Cash and cash equivalents at end of period                                   $ 11,162       $  9,750
                                                                             ========       ========

Payments are shown below for the following:
       Interest                                                              $  1,272       $  1,591
                                                                             ========       ========

       Income taxes                                                          $    350       $    269
                                                                             ========       ========

Noncash investing and financing activities:

     Unrealized gains (losses) on investment securities
          available for sale                                                 $   (196)      $    223
                                                                             ========       ========

     Cash dividends declared but not paid                                    $    296       $    280
                                                                             ========       ========

     Cash dividends on unallocated ESOP shares                               $     13       $     17
                                                                             ========       ========

     Transfer from loans to real estate acquired in settlement of loans      $     --       $     70
                                                                             ========       ========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
              December 31, 2004 (unaudited) and September 30, 2004

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

Note 2. Basis of Presentation

      The accompanying consolidated financial statements (which are unaudited, except for the consolidated balance sheet at September 30, 2004, which is derived from the September 30, 2004 audited consolidated financial statements) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.

      The results of operations for the three month period ended December 31, 2004 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

Note 3. Earnings Per Share

      For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share include the potentially dilutive effects of the Company's stock-based benefit plans. There were no anti-dilutive stock options for the three months ended December 31, 2004 and 2003. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                  Three Months Ended
                                                                     December 31,
                                                              --------------------------
                                                                 2004            2003
                                                              ----------      ----------
Average shares issued and outstanding                          2,959,899       2,969,258
Less: Unallocated ESOP shares                                   (127,764)       (156,807)
                                                              ----------      ----------
Average basic shares for earnings per share                    2,832,135       2,812,451
Add: Potential common stock pursuant to stock option plan        147,440         149,240
                                                              ----------      ----------
Average dilutive shares for earnings per share                 2,979,575       2,961,691
                                                              ==========      ==========

Note 4. Employee Stock Ownership Plan ("ESOP")

      The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three months ended December 31, 2004 and 2003, 7,176 and 7,360 shares of stock were committed to be released and approximately $199,000 and $205,000, respectively, of compensation expense was recognized.

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

      Prior to the Stock Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank's one-year certificates of deposit. In connection with the Stock Conversion, participants in the plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return of the Company's stock. All participants elected this option concurrent with the Stock Conversion, so the Company purchases its common stock to fund this obligation. Refer to the Company's notes to consolidated financial statements, incorporated by reference in the Company's 2004 Annual Report on Form 10-K for a discussion of the Company's accounting policy with respect to this deferred compensation plan and the related treasury stock purchased by the Company to fund this obligation.

      The expense related to this plan for each of the three months ended December 31, 2004 and 2003 was $60,000. This expense is included in compensation expense.

Note 6. Stock Option and Incentive Plan

      On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were exercised or granted during the three months ended December 31, 2004 and 2003. At December 31, 2004, 314,235 options are outstanding, all of which are exercisable.

Note 7. Mortgage Servicing Rights

      The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost that is determined when the underlying loans are sold. MSRs are amortized over a period that approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of December 31, 2004 and September 30, 2004, MSRs totaled $488,000 and $493,000, respectively, and no valuation allowance was required.

      Amortization expense totaled $23,000 and $29,000 for the three months ended December 31, 2004 and 2003, respectively.

Note 8. Standby Letters of Credit

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after June 30, 2003. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at December 31, 2004 is $1.9 million. At December 31, 2004, the Company has recorded no liability for the obligation to perform as a guarantor. In addition, no contingent liability is considered necessary as such amounts are not deemed probable. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

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

      Over the years, we have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and home equity lines of credit, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans. These loans generally carry added risk when compared to a single-family residential mortgage loan, so we have concurrently increased our allowance for loan losses as we have originated these loans.

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

Critical Accounting Policies

      The Company's significant accounting policies are set forth in Note 1 of the consolidated financial statements as of September 30, 2004, which was filed on the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management's most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company's assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers that is not known to management at the time of the issuance of the consolidated financial statements.

Comparison of Financial Condition at December 31, 2004 and September 30, 2004

      Total assets decreased $4.8 million from $377.7 million at September 30, 2004 to $372.9 million at December 31, 2004. During the quarter ended December 31, 2004, loan growth was flat and the Company shrank its investment portfolio by applying proceeds from investment calls to reduce overnight borrowings. The Company grew deposits by $5.7 million during the quarter, the proceeds of which were also applied to reduce overnight borrowings.

      Investment securities available for sale decreased $6.2 million from $96.7 million at September 30, 2004 to $90.5 million at December 31, 2004. During the three months ended December 31, 2004, we received $6.0 million in proceeds from maturities and issuer calls of investment securities available for sale and purchased no investments available for sale during this time. Interest rates increased during the three months ended December 31, 2004 which caused the Company's gross unrealized loss on investment securities available for sale to increase from $693,000 at September 30, 2004 to $889,000 at December 31, 2004. Investment securities held to maturity decreased $2.0 million from $22.9 million at September 30, 2004 to $20.9 million at December 31, 2004. During the three months ended December 31, 2004, we purchased $966,000 of securities and received $3.0 million in proceeds from maturities and issuer calls of investment securities held to maturity. As interest rates have increased, the Company has purchased fewer fixed rate securities.

      Loans held for sale decreased to $913,000 at December 31, 2004 from $930,000 at September 30, 2004. The decrease in loans held for sale resulted from timing differences in the funding of loan sales. Loans receivable, net increased from $231.8 million at September 30, 2004 to $231.9 million at December 31, 2004. During the three months ended December 31, 2004, mortgage originations were considerably slower than in previous quarters as refinance activity continues to slow.

      Stockholders' equity increased by $463,000 from $65.9 million at September 30, 2004 to $66.4 million at December 31, 2004 as a result of net income of $852,000 and the release of ESOP shares of $199,000. These increases were partially offset by cash dividends to stockholders declared of $283,000, purchases of treasury stock of $166,000, and an increase in the net unrealized loss on available for sale securities of $139,000. The increase in the net unrealized loss on available for sale securities was a result of increases in interest rates which caused bond prices to decrease.

Comparison of Operating Results for the Three Months Ended December 31, 2004 and 2003

      Net Income. We recorded net income of $852,000 for the quarter ended December 31, 2004, as compared to $758,000 for the quarter ended December 31, 2003, representing an increase of $94,000, or 12.4%. For the three months ended December 31, 2004, basic and diluted earnings per share were $0.30 and $0.29, respectively, compared to the basic and diluted earnings per share for the quarter ended December 31, 2003 of $0.27 and $0.26, respectively. The increase in net income resulted primarily from increased net interest income and increased other income that were offset partially by increased provision for loan losses and increased income tax expense. The increase in net interest income resulted from higher net interest margins and increased net earning assets. The average prime interest rate for the quarter ended December 31, 2004 was 4.93%, an increase of 93 basis points from 4.00% which was the average prime for the quarter ended December 31, 2003. The repricing of loans increased the Company's average asset yield by 15 basis points whereas the average cost of funds increased only 1 basis point during the quarter ended December 31, 2004.

      Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $255,000 or 9.1% for the three months ended December 31, 2004, compared to the same quarter in the prior year. This increase results from a $290,000 increase in interest income that was partially offset by the $35,000 increase in total interest expense. The average net interest rate spread increased 14 basis points from 2.98% for the three months ended December 31, 2003 to 3.12% for the quarter ended December 31, 2004.

      Interest Income. The increase in interest income for the three months ended December 31, 2004 was the result of an increase in yield on interest-earning assets of 15 basis points from 4.77% for the three months ended December 31, 2003 to 4.92% for the three months ended December 31, 2004. Average interest-earning assets increased $12.6 million compared to the same quarter in the prior year. Average loans receivable and average investment securities increased $6.9 million and $6.0 million, respectively, while interest-bearing overnight funds decreased $234,000. The increase in average interest-earning assets increased interest income by approximately $150,000 and the increase in the average asset yield increased interest income by approximately $140,000.

      Interest Expense. Interest expense increased in the three months ended December 31, 2004 due to an increase in average interest-bearing liabilities of $5.5 million and an increase in the cost of interest-bearing liabilities of 1 basis point from 1.79% for the three months ended December 31, 2003 to 1.80% for the three months ended December 31, 2004. Average interest-bearing deposits increased by $4.5 million while average FHLB advances increased $946,000 for the three months ended December 31, 2004 compared to the same quarter in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $26,000 and the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $9,000.

      The  following   table  presents   average   balances  and  average  rates
earned/paid by the Company for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003.

                                                         Three Months Ended                      Three Months Ended
                                                         December 31, 2004                       December 31, 2003
                                                 -----------------------------------     ----------------------------------
                                                                          (Dollars in Thousands)
                                                 Average                    Average      Average                    Average
                                                 Balance      Interest    Yield/Cost     Balance      Interest    Yield/Cost
                                                 --------     --------    ----------     --------     --------    ----------
Assets:
Loans receivable (1)                             $232,575     $  3,121         5.37%     $225,723     $  2,854         5.06%
Investment securities (2)                         115,919        1,198         4.13       109,942        1,184         4.31
Interest-bearing overnight deposits                 3,779           18         1.92         4,013            9         0.91
                                                 --------     --------     --------      --------     --------     --------
  Total interest-earning assets (4)               352,273        4,337         4.92       339,678        4,047         4.77
Non interest-earning assets                        19,896                                  20,406
                                                 --------                                --------
  Total assets                                    372,169                                $360,084
                                                 ========                                ========

Liabilities and stockholders' equity
Interest bearing checking                          36,205           23         0.26        36,102           19         0.21
Money market investment accounts                   18,630           43         0.92        19,599           33         0.68
Passbook and statement savings                     30,306           50         0.66        30,352           47         0.62
Certificates of deposit                           162,560          798         1.96       157,108          820         2.09
FHLB advances                                      34,375          356         4.14        33,429          316         3.78
                                                 --------     --------     --------      --------     --------     --------
  Total interest-bearing liabilities              282,076        1,270         1.80       276,590        1,235         1.79
Non interest-bearing liabilities                   23,863                                  20,594
                                                 --------                                --------
  Total liabilities                               305,939                                 297,184
Stockholders' equity                               66,230                                  62,900
                                                 --------                                --------
  Total liabilities and stockholders' equity     $372,169                                $360,084
                                                 ========                                ========

Net interest income                                           $  3,067                                $  2,812
                                                              ========                                ========
Interest rate spread                                                           3.12%                                   2.98%
                                                                           ========                                ========
Net interest margin (3)                                                        3.48%                                   3.31%
                                                                           ========                                ========
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                        124.89%                                 122.81%
                                                                           ========                                ========

----------
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.

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

      The provision for loan losses was $330,000 and net charge-offs were $300,000 for the three months ended December 31, 2004 compared with a provision of $60,000, and net charge-offs of $8,000 for the three months ended December 31, 2003. Nonperforming loans at December 31, 2004 and September 30, 2004 were $3.6 million and $4.0 million, respectively. The majority of the non-performing loans resulted from two unrelated, distinct credits which are not necessarily indicative of the credit quality of the entire portfolio. See "- Asset Quality" for further information.

      Other Income. Other income increased $122,000 from $526,000 for the three months ended December 31, 2003 to $648,000 for the three months ended December 31, 2004. Mortgage banking income, net increased $25,000 from $98,000 for the three months ended December 31, 2003 to $123,000 for the three months ended December 31, 2004 despite lower loan volumes. We sold loans totaling $6.1 million in the three months ended December 31, 2004 compared with sales of $6.8 million in the previous year for the comparable period. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. Customer fees increased $93,000 or 45.4% to $298,000 for the quarter ended December 31, 2004 compared with the $205,000 reported in the prior year. This increase was the result of increased deposit service charges compared with the prior year. The Company recorded gains on sales of investments of $97,000 in the three months ended December 31, 2003 which were not present in the current year. Included in other income for the quarter ended December 31, 2004 is a recovery of $85,000 for a non-credit loss that had been charged to earnings in a prior year that did not result in any loss to the Company. Other income increased from $54,000 for the quarter ended December 31, 2003 to $160,000 for the quarter ended December 31, 2004 primarily as a result of this recovery.

      Operating Expenses. Total operating expenses were $2.1 million for each of the three months ended December 31, 2004 and 2003, respectively. The Company has been able to control expenses during this period of slower asset growth.

      Income Tax Expense. Income tax expense increased $50,000 from tax expense of $417,000 for the three months ended December 31, 2003 to $467,000 for the three months ended December 31, 2004. The effective tax rates were 35.4% and 35.5% for the three months ended December 31, 2004 and 2003, respectively.

Commitments, Contingencies and Off-Balance Sheet Risk

      The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

      Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                                  December 31, 2004   September 30, 2004
                                                                  -----------------   ------------------
                                                                             (In thousands)
      Commitments to originate new loans                               $ 8,150             $ 2,177
      Commitments to originate new loans held for sale                     113                  --
      Unfunded commitments to extend credit under existing
         equity line and commercial lines of credit                     54,335              55,357
      Commercial letters of credit                                       1,904               2,055
      Commitments to sell loans held for sale                            1,132               2,174

      Commitments to originate new loan include three unrelated commercial real estate loans totaling $6.3 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

      Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the borrower.

      Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At December 31, 2004, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Contractual Obligations

As of December 31, 2004:

                                            Payments Due by Period
                                            ----------------------
                                            (Dollars in thousands)

                              Less than
                                1 year      1-3 years     4-5 years    Over 5 years      Total
                              ---------     ---------     ---------    ------------    --------
Deposits                       $235,201      $ 22,938      $ 10,293      $     --      $268,432
Advances from
   Federal Home Loan Bank        13,500            --        20,000            --        33,500
Lease obligations                    20            42            42             5           109
                               --------      --------      --------      --------      --------
Total contractual cash
    obligations                $248,721      $ 22,980      $ 30,335      $      5      $302,041
                               ========      ========      ========      ========      ========

Asset Quality

      At December 31, 2004, the Company had approximately $3.7 million in nonperforming assets (nonaccrual loans and real estate owned) or 0.98% of total assets. At September 30, 2004, nonperforming assets were $4.0 million or 1.05% of total assets. At December 31, 2004 and September 30, 2004, impaired loans totaled $3.0 million and $3.8 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The impaired loans at December 31, 2004 and September 30, 2004 result from two unrelated commercial loan customers, each of which have loans secured by commercial real estate and business assets in Alamance County. At December 31, 2004, the entire $3.0 million of the impaired loans are on non-accrual status, and their related reserve for loan losses totaled $300,000. The average carrying value of impaired loans was $3.4 million during the three months ended December 31, 2004. Interest income of $30,000 has been recorded on impaired loans in the three months ended December 31, 2004. The Bank's net chargeoffs for the three months ended December 31, 2004 were $300,000. The Bank's allowance for loan losses was $4.0 million at December 31, 2004 and September 30, 2004, and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.69% and 1.68% at December 31, 2004 and September 30, 2004, respectively.

      The following table presents an analysis of our nonperforming assets:

                                                                Dollars in thousands

                                                        At               At               At
                                                   December 31,     September 30,    December 31,
                                                       2004             2004             2003
                                                   ------------     -------------    ------------
Nonperforming loans:
  Nonaccrual loans                                    $3,644           $3,962           $4,057
  Loans 90 days past due and accruing                     --               --               --
  Restructured loans                                      --               --               --
                                                      ------           ------           ------
    Total nonperforming loans                          3,644            3,962            4,057
Other real estate                                         17               17              273
                                                      ------           ------           ------
    Total nonperforming assets                         3,661           $3,979           $4,330
                                                      ======           ======           ======

Nonperforming loans to loans receivable, net            1.57%            1.72%            1.79%
Nonperforming assets as a percentage
 of loans and other real estate owned                   1.58%            1.72%            1.91%
Nonperforming assets to total assets                    0.98%            1.05%            1.19%

      Included in nonperforming assets at December 31, 2004 were loans totaling $748,000 to a local borrower secured by real estate and loans to his transportation business secured by operating assets. These loans are in default, and the Company is working with the borrower and their business on a voluntary liquidation. The Company charged off $300,000 on this relationship during the current quarter and has a specific reserve of $300,000 for these loans at December 31, 2004. We project the resolution of these nonperforming loans during the next several months with minimal additional loss, if any.

      Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At December 31, 2004, we had $4.1 million in classified assets consisting of $4.0 million in substandard loans and $17,000 in real estate owned. At September 30, 2004, we had $4.7 million in classified assets consisting of $4.7 million in substandard loans and $17,000 in real estate owned. At December 31, 2003, we had $4.6 million in substandard loans and $273,000 in real estate owned.

      In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At December 31, 2004, we have identified approximately $5.3 million in assets classified as special mention and $24.1 million as watch. At December 31, 2003, we had identified approximately $935,000 in assets classified as special mention and $34.7 million as watch.

Liquidity and Capital Resources

      The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At December 31, 2004, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $11.2 million. We have other sources of liquidity should we need additional funds. During the three months ended December 31, 2004, we sold loans totaling $6.1 million. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $90.5 million at December 31, 2004.

      We anticipate that we will have sufficient funds available to meet our current commitments. At December 31, 2004, we had $8.3 million in commitments to originate new loans, $54.3 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $1.9 million in standby letters of credit. At December 31, 2004, certificates of deposit, which are scheduled to mature within one year, totaled $134.6 million. We believe that a significant portion of such deposits will remain with us.

      The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at December 31, 2004 and is deemed to be "well capitalized."

      The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At December 31, 2004, the Company was in compliance with the capital requirements of the Federal Reserve.

      The Company's equity to asset ratio at December 31, 2004 was 17.8%. The Company's capital level is sufficient to support future growth.

      The Company has declared cash dividends per common share of $0.10 for each of the three months ended December 31, 2004, September 30, 2004 and June 30, 2004. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended December 31, 2004,
September  30,  2004  and  December  31,  2003  was  34.5%,   31.3%  and  38.5%,
respectively.

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

      In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", (Interpretation 46) was issued. Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The application of this revised interpretation is not expected to have a material effect on the consolidated financial statements.

      On September 30, 2004, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-1-1 delaying the effective date of paragraphs 10-20 of EITF 03-1, "The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other than temporarily impaired unless the Company can demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. The delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10-20 of EITF 03-1. Management continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed Issue 03-1-a will affect the Company.

      On December 16, 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for and will be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.

      The changes in accounting will replace existing requirements under SFAS No. 123, "Accounting for Stock-Based Compensation," and will eliminate the ability to account for share-based compensation transactions using

ABP Opinion No. 25, "Accounting for Stock Issued to Employees," which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," would remain unchanged.

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

      The Company monitors whether material changes in market risk have occurred since September 30, 2004. The Company does not believe that any material adverse changes in market risk exposures have occurred since September 30, 2004.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, we are a party to various legal proceedings incident to our business. There currently are no legal proceedings to which we are a party, or to which any of our property was subject, except as described in the following paragraph and none which are expected to result in a material loss. There are no pending regulatory proceedings to which we are a party or to which any of our properties is subject which are expected to result in a material loss.

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

      The Bank has been named as a co-defendant in a lawsuit brought by minority stockholders of a corporation against the majority stockholders of the corporation. A director of the Company and the Bank, along with family members, is the majority stockholder of the corporation, which had previously had loans outstanding from the Bank. During the quarter ended December 31, 2004, these loans were paid off in full. Included in part of plaintiffs' complaint are allegations related to loans made by the Bank to the borrowers. The Bank will vigorously defend the lawsuit and seek its dismissal by the court. Management does not anticipate that this lawsuit will have a material adverse impact on the Company's financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Not applicable

      (b)   Not applicable

      (c) The following table sets forth information regarding the Company's repurchases of its Common Stock during the quarter ended December 31, 2004.

                                                                                                (d)
                                                                         (c)                  Maximum
                                      (a)                          Total Number of       Number of Shares
                                     Total             (b)        Shares Purchased       that May Yet Be
                                   Number of         Average     as Part of Publicly     Purchased Under
                                     Shares        Price Paid      Announced Plans         the Plans or
          Period                   Purchased        per Share        or Programs             Programs
          ------                   ---------        ---------        -----------             --------
October 2004                             --               --               --                    --
Beginning date: October 1
Ending date: October 31

November 2004                         3,500          $ 27.50            3,500               292,732(1)
Beginning date: November 1
Ending date: November 30

December 2004                         2,450          $ 28.52            2,450               290,282(1)
Beginning date: December 1
Ending date: December 31

Total                                 5,950          $ 27.92            5,950

(1) On November 17, 2004, the Company announced a 10% stock repurchase program to acquire up to 296,232 shares of the Company's common stock over a period of 24 months. These share purchases were part of this repurchase program.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits

      The following exhibits are filed herewith:

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

                                        1st STATE BANCORP, INC.

Date: February 11, 2005                 /s/ James C. McGill
                                        ----------------------------------------
                                        James C. McGill
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: February 11, 2005                 /s/ A. Christine Baker
                                        ----------------------------------------
                                        A. Christine Baker
                                        Executive Vice President
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)