Form 10-Q
period 2005-03-31
1ST STATE BANCORP INC
filed 2005-05-13
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

                                 (336) 227-8861
             ------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

                                 Not Applicable
      ---------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

      As of May 3, 2005, the issuer had 2,898,637 shares of common stock issued and outstanding.

                                    CONTENTS

                                                                                                  PAGE
                                                                                                  ----
PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005 (unaudited) and September 30, 2004.........1

         Consolidated Statements of Income for the Three Months Ended March 31, 2005 and
               2004 (unaudited)......................................................................2

         Consolidated Statements of Income for the Six Months Ended March 31, 2005 and
               2004 (unaudited)......................................................................3

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Six
               Months Ended March 31, 2005 and 2004 (unaudited)......................................4

         Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and
               2004 (unaudited)......................................................................5

         Notes to Consolidated Financial Statements..................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................20

Item 4.  Controls and Procedures....................................................................20

PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings..........................................................................21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds................................21

Item 3.  Defaults Upon Senior Securities............................................................22

Item 4.  Submission of Matters to a Vote of Security Holders........................................22

Item 5.  Other Information..........................................................................22

Item 6.  Exhibits...................................................................................22

SIGNATURES

                     1st State Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      March 31, 2005 and September 30, 2004
                        (In Thousands, except share data)

                                                                       At             At
                                                                    March 31,    September 30,
                                                                      2005           2004
                                                                  -------------  -------------
                                                                   (Unaudited)
                        ASSETS

Cash and cash equivalents                                           $   9,030      $   9,854
Investment securities:
   Held to maturity (fair value of $24,067 and $22,884
     at March 31, 2005 and September 30, 2004, respectively)           24,500         22,919
   Available for sale (cost of $88,444 and $97,386
     at March 31, 2005 and September 30, 2004, respectively)           86,134         96,693
Loans held for sale, at lower of cost or fair value                     1,975            930
Loans receivable (net of allowance for loan losses of $3,695 and $3,956 at March 31, 2005 and September 30, 2004,
  respectively)                                                       234,418        231,763
Real estate owned                                                         168             17
Federal Home Loan Bank stock, at cost                                   1,798          2,325
Premises and equipment                                                  7,628          7,884
Accrued interest receivable                                             2,138          2,124
Other assets                                                            4,964          3,205
                                                                    ---------      ---------
     Total assets                                                   $ 372,753      $ 377,714
                                                                    =========      =========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                    278,769        262,734
  Advances from Federal Home Loan Bank                                 23,500         44,000
  Advance payments by borrowers for property taxes and insurance          201             39
  Dividend payable                                                        290            296
  Other liabilities                                                     5,262          4,731
                                                                    ---------      ---------
     Total liabilities                                                308,022        311,800
                                                                    ---------      ---------

Stockholders' Equity:
 Preferred stock, $0.01 par value, 1,000,000 shares authorized;
    none issued                                                            --             --
 Common stock, $0.01 par value, 7,000,000 shares authorized;
    2,903,517 and 2,962,323 shares issued and outstanding
    at March 31, 2005 and September 30, 2004, respectively                 33             33
 Additional paid-in capital                                            36,240         36,038
 Unallocated ESOP shares                                               (2,293)        (2,571)
 Deferred compensation payable in treasury stock                        6,700          6,440
 Treasury stock                                                       (16,181)       (14,086)
 Retained income - substantially restricted                            41,638         40,462
 Accumulated other comprehensive loss - net unrealized
    loss on investment securities available for sale                   (1,406)          (402)
                                                                    ---------      ---------
Total stockholders' equity                                             64,731         65,914
                                                                    ---------      ---------
     Total liabilities and stockholders' equity                     $ 372,753      $ 377,714
                                                                    =========      =========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
               For the Three Months Ended March 31, 2005 and 2004
                      (In Thousands, Except per Share Data)

                                   (Unaudited)

                                                               For the Three Months Ended
                                                                       March 31,
                                                               --------------------------
                                                                   2005         2004
                                                                 --------     --------
Interest income:
  Interest and fees on loans                                     $  3,339     $  2,830
  Interest and dividends on investments                             1,152        1,116
  Overnight deposits                                                   21            8
                                                                 --------     --------
    Total interest income                                           4,512        3,954
                                                                 --------     --------

Interest expense:
   Deposit accounts                                                 1,154          886
   Borrowings                                                         304          303
                                                                 --------     --------
    Total interest expense                                          1,458        1,189
                                                                 --------     --------
        Net interest income                                         3,054        2,765

Provision for loan losses                                              60           60
                                                                 --------     --------
        Net interest income after provision for loan losses         2,994        2,705
                                                                 --------     --------

Other income:
   Customer service fees                                              245          240
   Commissions from sales of annuities and mutual funds                57           93
   Mortgage banking income, net                                        88          113
   Securities (losses) gains, net                                      (2)          88
   Other                                                               72           56
                                                                 --------     --------
     Total other income                                               460          590
                                                                 --------     --------

Operating expenses:
   Compensation and related benefits                                1,254        1,316
   Occupancy and equipment                                            355          340
   Real estate operations, net                                         (2)          (1)
   Other expenses                                                     470          401
                                                                 --------     --------

     Total operating expenses                                       2,077        2,056
                                                                 --------     --------

        Income before income taxes                                  1,377        1,239

Income taxes                                                          493          460
                                                                 --------     --------

        Net income                                               $    884     $    779
                                                                 ========     ========

        Net income per share:

        Basic                                                    $   0.31     $   0.28
        Diluted                                                  $   0.30     $   0.26

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Six Months Ended March 31, 2005 and 2004
                      (In Thousands, Except per Share Data)

                                   (Unaudited)

                                                               For the Six Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2005         2004
                                                                --------     --------
Interest income:
   Interest and fees on loans                                   $  6,461     $  5,684
   Interest and dividends on investments                           2,350        2,300
   Overnight deposits                                                 39           17
                                                                --------     --------
     Total interest income                                         8,850        8,001
                                                                --------     --------

Interest expense:
    Deposit accounts                                               2,068        1,805
    Borrowings                                                       660          619
                                                                --------     --------
     Total interest expense                                        2,728        2,424
                                                                --------     --------
         Net interest income                                       6,122        5,577

Provision for loan losses                                            390          120
                                                                --------     --------
         Net interest income after provision for loan losses       5,732        5,457
                                                                --------     --------

Other income:
   Customer service fees                                             542          446
   Commissions from sales of annuities and mutual funds              124          165
   Mortgage banking income, net                                      210          211
   Securities (losses) gains, net                                     (2)         185
   Other                                                             232          109
                                                                --------     --------
     Total other income                                            1,106        1,116
                                                                --------     --------

Operating expenses:
   Compensation and related benefits                               2,538        2,648
   Occupancy and equipment                                           709          683
   Real estate operations, net                                        (8)          (5)
   Other expenses                                                    903          833
                                                                --------     --------

     Total operating expenses                                      4,142        4,159
                                                                --------     --------

         Income before income taxes                                2,696        2,414

Income taxes                                                         960          877
                                                                --------     --------

         Net income                                             $  1,736     $  1,537
                                                                ========     ========

         Net income per share:

         Basic                                                  $   0.62     $   0.55
         Diluted                                                $   0.58     $   0.52

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
    Consolidated Statements of Stockholders' Equity and Comprehensive Income
          For the Six Months Ended March 31, 2005 and 2004 (Unaudited)
                                 (In Thousands)

                                                                                    Deferred
                                                                                  compensation
                                                        Additional   Unallocated   payable in
                                              Common      paid-in       ESOP        treasury     Treasury
                                               stock      capital      Shares        stock        stock
                                               -----      -------      ------        -----        -----
Balance at September 30, 2003                 $    33      35,778       (3,141)       5,466      (12,785)

Comprehensive income:
  Net income                                       --          --           --           --           --
  Other comprehensive income-unrealized
    gain on securities available-for-sale,
    net of income taxes of $338                    --          --           --           --           --

        Total comprehensive income
Allocation of ESOP shares                          --         133          287           --           --
Acquisition of treasury stock                      --          --           --           --         (663)
Deferred compensation                              --          --           --          336           --
Exercise of stock options                          --          19           --           --           --
Cash dividends declared  ($0.20 per share)         --          --           --           --           --
Cash dividends on unallocated ESOP shares          --          --           --           --           --
                                              -------     -------      -------      -------      -------
Balance at March 31, 2004                     $    33      35,930       (2,854)       5,802      (13,448)
                                              =======     =======      =======      =======      =======

Balance at September 30, 2004                 $    33      36,038       (2,571)       6,440      (14,086)

Comprehensive income:

  Net income                                       --          --           --           --           --
  Other comprehensive income-unrealized
    loss on securities available-for-sale,
    net of income tax benefit of ($613)            --          --           --           --           --

            Total comprehensive income

Allocation of ESOP shares                          --         122          278           --           --

Acquisition of treasury stock                      --          --           --           --       (2,095)

Deferred compensation                              --          --           --          260           --

Exercise of stock options                          --          80           --           --           --

Cash dividends declared ($0.20 per share)          --          --           --           --           --

Cash dividends on unallocated ESOP shares          --          --           --           --           --
                                              -------     -------      -------      -------      -------

Balance at March 31, 2005                     $    33      36,240       (2,293)       6,700      (16,181)
                                              =======     =======      =======      =======      =======


                                                            Accumulated
                                                               other         Total
                                                Retained   comprehensive  stockholders'
                                                 income    income (loss)     equity
                                                 ------    -------------     ------
Balance at September 30, 2003                    38,118          (768)       62,701

Comprehensive income:
  Net income                                      1,537            --         1,537
  Other comprehensive income-unrealized
    gain on securities available-for-sale,
    net of income taxes of $338                      --           525           525
                                                                            -------
        Total comprehensive income                                            2,062
Allocation of ESOP shares                            --            --           420
Acquisition of treasury stock                        --            --          (663)
Deferred compensation                                --            --           336
Exercise of stock options                            --            --            19
Cash dividends declared  ($0.20 per share)         (593)           --          (593)
Cash dividends on unallocated ESOP shares            32            --            32
                                                -------       -------       -------
Balance at March 31, 2004                        39,094          (243)       64,314
                                                =======       =======       =======

Balance at September 30, 2004                    40,462          (402)       65,914

Comprehensive income:

  Net income                                      1,736            --         1,736
  Other comprehensive income-unrealized
    loss on securities available-for-sale,
    net of income tax benefit of ($613)              --        (1,004)       (1,004)
                                                                            -------
            Total comprehensive income                                          732

Allocation of ESOP shares                            --            --           400

Acquisition of treasury stock                        --            --        (2,095)

Deferred compensation                                --            --           260

Exercise of stock options                            --            --            80

Cash dividends declared ($0.20 per share)          (586)           --          (586)

Cash dividends on unallocated ESOP shares            26            --            26
                                                -------       -------       -------

Balance at March 31, 2005                        41,638        (1,406)       64,731
                                                =======       =======       =======

        See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                For the Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)

                                                                                 For the Six Months Ended
                                                                                        March 31,
                                                                                 ------------------------
                                                                                    2005          2004
                                                                                  --------      --------
Cash flows from operating activities:
   Net income                                                                     $  1,736      $  1,537
   Adjustment to reconcile net income to net cash provided by operating activities:
       Provision for loan losses                                                       390            60
       Depreciation                                                                    324           342
       Deferred tax benefit                                                           (212)          (51)
       Amortization of premiums and discounts, net                                     (22)            6
       Deferred compensation                                                           120           120
       Release of ESOP shares                                                          400           420
       Loan origination fees and unearned discounts
         deferred, net of current amortization                                         (23)          (26)
       Gain on sale of other real estate                                                (9)          (12)
       Loss (gain) on sale of investment securities available for sale                   2          (185)
       Net loss on sale of loans                                                        26            27
       Proceeds from loans held for sale                                            11,504        13,544
       Originations of loans held for sale                                         (12,575)      (14,170)
       Decrease (increase) in other assets                                            (934)          (12)
       Decrease (increase) in accrued interest receivable                              (14)           81
       Increase (decrease) in other liabilities                                        673           (26)
                                                                                  --------      --------

          Net cash provided by operating activities                                  1,386         1,655
                                                                                  --------      --------

Cash flows provided by (used in) investing activities:
       Proceeds from redemption of FHLB stock                                        4,045         1,975
       Purchases of FHLB stock                                                      (3,518)       (1,725)
       Purchases of investment securities held to maturity                          (4,564)       (6,368)
       Purchases of investment securities available for sale                            --       (30,575)
       Proceeds from sales of investment securities available for sale               1,944        10,993
       Proceeds from maturities and issuer calls of investment securities
           available for sale                                                        7,000        26,969
       Proceeds from maturities and issuer calls of investment securities
           held to maturity                                                          3,001         4,002
       Net increase in loans receivable                                             (3,190)       (5,121)
       Purchase of real estate acquired in settlement of loans                          --          (250)
       Purchases of premises and equipment net of disposals                            (68)         (182)
         Proceeds from disposal of real estate acquired in settlement of loans          18            --
                                                                                  --------      --------

          Net cash provided by (used in) investing activities                        4,668          (282)
                                                                                  --------      --------

                                                                     (Continued)

                     1st State Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows - Continued
                For the Six Months Ended March 31, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)

                                                                           For the Six Months Ended
                                                                                   March 31,
                                                                           ------------------------
                                                                              2005          2004
                                                                           ----------    ----------
Cash flows from financing activities:
   Net increase in deposits                                                $   16,035    $    1,701
   Advances from the Federal Home Loan Bank                                    80,000        54,000
   Repayments of advances from the Federal Home Loan Bank                    (100,500)      (57,000)
   Purchase of treasury stock                                                  (2,095)         (663)
   Exercise of stock options                                                       80            19
   Dividends paid on common stock                                                (560)         (562)
   Increase in advance payments by borrowers for
     property taxes and insurance                                                 162           158
                                                                           ----------    ----------

   Net cash used in financing activities                                       (6,878)       (2,347)
                                                                           ----------    ----------

        Net decrease in cash and cash equivalents                                (824)         (974)

Cash and cash equivalents at beginning of period                                9,854         9,359
                                                                           ----------    ----------

Cash and cash equivalents at end of period                                 $    9,030    $    8,385
                                                                           ==========    ==========

Payments are shown below for the following:
       Interest                                                            $    2,702    $    2,420
                                                                           ==========    ==========

       Income taxes                                                        $    1,355    $    1,276
                                                                           ==========    ==========

Noncash investing and financing activities:

     Unrealized gains (losses) on investment securities
          available for sale                                               $   (1,617)   $      863
                                                                           ==========    ==========

     Cash dividends declared but not paid                                  $      290    $      280
                                                                           ==========    ==========

     Cash dividends on unallocated ESOP shares                             $       26    $       32
                                                                           ==========    ==========

     Transfer from loans to real estate acquired in settlement of loans    $      168    $       --
                                                                           ==========    ==========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                March 31, 2005 (unaudited) and September 30, 2004

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

      The results of operations for the three and sixth month periods ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

Note 3. Earnings Per Share

      For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share include the potentially dilutive effects of the Company's stock-based benefit plans. There were no anti-dilutive stock options for the three and six months ended March 31, 2005 and 2004. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                                 Three Months Ended
                                                                      March 31,
                                                             -------------------------
                                                                2005           2004
                                                             ----------     ----------
Average shares issued and outstanding                         2,932,338      2,963,492
Less: Unallocated ESOP share                                   (120,627)      (149,487)
                                                             ----------     ----------
Average basic shares for earnings per share                   2,811,711      2,814,005
Add: Potential common stock pursuant to stock option plan       150,722        157,118
                                                             ----------     ----------
Average dilutive shares for earnings per share                2,962,433      2,971,123
                                                             ==========     ==========

                                                                 Six Months Ended
                                                                     March 31,
                                                             -------------------------
                                                                2005           2004
                                                             ----------     ----------
Average shares issued and outstanding                         2,946,344      2,966,391
Less: Unallocated ESOP shares                                  (124,254)      (153,167)
                                                             ----------     ----------
Average basic shares for earnings per share                   2,822,090      2,813,224
Add: Potential common stock pursuant to stock option plan       147,840        152,782
                                                             ----------     ----------
Average dilutive shares for earnings per share                2,969,930      2,966,006
                                                             ==========     ==========

Note 4. Employee Stock Ownership Plan ("ESOP")

      The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and six months ended March 31, 2005 and 2004, 7,020 and 7,280 and 14,196 and 14,640 shares of stock were committed to be released and approximately $202,000 and $215,000 and $401,000 and $420,000, respectively, of compensation expense was recognized.

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

      The expense related to this plan for each of the three and six months ended March 31, 2005 and 2004 was $60,000 and $120,000, respectively. This expense is included in compensation expense.

Note 6. Stock Option and Incentive Plan

      On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. There were 5,423 options exercised during each of the three and six months ended March 31, 2005, respectively. No options were granted during the three and six months ended March 31, 2005 and 2004. At March 31, 2005, 308,812 options are outstanding, all of which are exercisable.

Note 7. Mortgage Servicing Rights

      The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost that is determined when the underlying loans are sold. MSRs are amortized over a period that approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of March 31, 2005 and September 30, 2004, MSRs totaled $469,000 and $493,000, respectively, and no valuation allowance was required.

      Amortization expense totaled $48,000 and $57,000 for the six months ended March 31, 2005 and 2004, respectively.

Note 8. Standby Letters of Credit

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after June 30, 2003. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at March 31, 2005 is $1.9 million. At March 31, 2005, the Company has recorded no liability for the obligation to perform as a guarantor. In addition, no contingent liability is considered necessary as such amounts are not deemed probable. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

Note 9. Investments

The following table provides additional information regarding unrealized losses as of March 31, 2005, none of which relate to securities that are deemed to be other than temporarily impaired. The table is segregated into investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months.

                            Less than 12 months       12 months or more              Total
                           ---------------------    ---------------------    ---------------------
                             Fair     Unrealized      Fair     Unrealized      Fair     Unrealized
                             value      losses        value      losses        value      losses
                           --------   ----------    --------   ----------    --------   ----------
Held to maturity:
  U.S. Government and
    agency securities$       11,388        (199)       6,794        (199)      18,182        (398)
  Municipal bonds             2,182         (77)          --          --        2,182         (77)
  Collaterized mortgage
    obligations                  --          --           --          --           --          --
                           --------    --------     --------    --------     --------    --------
              Total        $ 13,570        (276)       6,794        (199)      20,364        (475)
                           ========    ========     ========    ========     ========    ========
Available for sale:
  U.S. Government and
    agency securities      $ 41,596        (851)      44,538      (1,459)      86,134      (2,310)
                           ========    ========     ========    ========     ========    ========

In the above table, all of the unrealized losses are the result of increases in the interest rates and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss.

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

Comparison of Financial Condition at March 31, 2005 and September 30, 2004

      Total assets decreased $4.9 million from $377.7 million at September 30, 2004 to $372.8 million at March 31, 2005. During the six months ended March 31, 2005, the Company's loan growth was more than offset by a decrease in investments. The Company shrank its investment portfolio by applying proceeds from investment calls to reduce overnight borrowings. The Company grew deposits by $16.0 million during the six months ended March 31, 2005, the proceeds of which were also applied to reduce overnight borrowings. The Company was successful in attracting retail certificates of deposit as an alternative to short term borrowings from the FHLB of Atlanta as part of its asset liability strategy.

      Investment securities available for sale decreased $10.6 million from $96.7 million at September 30, 2004 to $86.1 million at March 31, 2005. During the six months ended March 31, 2005, we received $8.9 million in proceeds from maturities, sales and issuer calls of investment securities available for sale and did not purchase any investments available for sale. Interest rates increased during the six months ended March 31, 2005 which caused the Company's gross unrealized loss on investment securities available for sale to increase from $693,000 at September 30, 2004 to $2.3 million at March 31, 2005. Investment securities held to maturity increased $1.6 million from $22.9 million at September 30, 2004 to $24.5 million at March 31, 2005. During the six months ended March 31, 2005, we purchased $4.6 million of securities and received $3.0 million in proceeds from maturities and issuer calls of investment securities held to maturity. As interest rates have increased, the Company has purchased fewer fixed-rate securities.

      Loans held for sale increased to $2.0 million at March 31, 2005 from $930,000 at September 30, 2004. The increase in loans held for sale resulted from timing differences in the funding of loan sales. Loans receivable, net increased from $231.8 million at September 30, 2004 to $234.4 million at March 31, 2005. The Company's mortgage originations have been slower this year as refinance activity slowed down in response to higher mortgage interest rates. During this same period, the Company saw growth in commercial loans and equity lines.

      Other assets increased from $3.2 million at September 30, 2004 to $5.0 million at March 31, 2005. Included in other assets is the Company's deferred tax asset which increased from $2.6 million at September 30, 2004 to $3.4 million at March 31, 2005. Most of this increase was related to the deferred tax on the increase in the unrealized increase in the gross unrealized loss on investment securities available for sale.

      Stockholders' equity decreased by $1.2 million from $65.9 million at September 30, 2004 to $64.7 million at March 31, 2005 as a result of net income of $1.7 million and the release of ESOP shares of $400,000 and $80,000 from the exercise of stock options. These increases were partially offset by cash dividends to stockholders declared of $560,000, purchases of treasury stock of $1.8 million, and an increase in the net unrealized loss on available for sale securities of $1.0 million. The increase in the net unrealized loss on available for sale securities was a result of increases in interest rates which caused bond prices to decrease.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

      Net Income. We recorded net income of $884,000 for the quarter ended March 31, 2005, as compared to $779,000 for the quarter ended March 31, 2004, representing an increase of $105,000, or 13.5%. For the three months ended March 31, 2005, basic and diluted earnings per share were $0.31 and $0.30, respectively, compared to the basic and diluted earnings per share for the quarter ended March 31, 2004 of $0.28 and $0.26, respectively. The increase in net income resulted primarily from increased net interest income which was offset partially by decreased other income and increased income tax expense. The increase in net interest income resulted from growth in net interest-earning assets and higher net interest margins. The average prime interest rate for the quarter ended March 31, 2005 was 5.58%, an increase of 158 basis points from 4.00%, which was the average prime for the quarter ended March 31, 2004. The repricing of loans and investments increased the Company's average asset yield by 51 basis points whereas the average cost of funds increased 36 basis points during the quarter ended March 31, 2004.

      Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $289,000 or 10.5% for the three months ended March 31, 2005, compared to the same quarter in the prior year. This increase results from a $558,000 increase in interest income that was partially offset by the $269,000 increase in total interest expense. The average net interest rate spread increased 15 basis points from 2.93% for the three months ended March 31, 2004 to 3.08% for the quarter ended March 31, 2005.

      Interest Income. The increase in interest income for the three months ended March 31, 2005 was the result of a increase in yield on interest-earning assets of 51 basis points from 4.64% for the three months ended March 31, 2004 to 5.15% for the three months ended March 31, 2005 as well as an increase of $9.8 million in average interest-earning assets compared to the same quarter in the prior year. Average loans receivable increased $4.6 million, average investment securities increased $5.4 million, and average interest-bearing overnight funds decreased $246,000. The increase in average interest-earning assets increased interest income by approximately $112,000 and the increase in the average asset yield increased interest income by approximately $446,000.

      Interest Expense. Interest expense increased in the three months ended March 31, 2005 due to an increase in the cost of interest-bearing liabilities of 36 basis points from 1.71% for the three months ended March 31, 2004 to 2.07% for the three months ended March 31, 2005 which was combined with an increase in average interest-bearing liabilities of $3.9 million. Average interest-bearing deposits increased by $9.0 million while average FHLB advances decreased $5.1 million for the three months ended March 31, 2005 compared to the same quarter in the prior year. The average cost of the FHLB advances increased 82 basis points to 4.83% for the three months ended March 31, 2005 from the 4.01% for the three months ended March 31, 2004. This increase reflects the increase in short term interest rates as well and the impact of lower short term borrowings during the quarter ended March 31, 2005 compared to the same quarter in the prior year. Short term borrowings averaged $5.2 million for the quarter ended March 31, 2005 compared to an average of $10.3 million for the quarter ended March 31, 2004. The cost of the short term borrowings is less than the average cost of the $20 million long term advance. The increase in average interest-bearing liabilities increased interest expense by approximately $16,000 and the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $253,000.

         The following table presents average balances and average rates earned/paid by the Company for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

                                                              Three Months Ended                   Three Months Ended
                                                                March 31, 2005                       March 31, 2004
                                                       ---------------------------------    ---------------------------------
                                                                              (Dollars in Thousands)
                                                        Average                Average       Average                Average
                                                        Balance    Interest   Yield/Cost     Balance    Interest   Yield/Cost
                                                        -------    --------   ----------     -------    --------   ----------
Assets:
Loans receivable (1) ..............................    $234,306    $  3,339        5.70%    $229,683    $  2,830        4.93%
Investment securities (2) .........................     113,207       1,152        4.07      107,811       1,116        4.14
Interest-bearing overnight deposits ...............       3,310          21        2.52        3,556           8        0.91
                                                       --------    --------    --------     --------    --------    --------
     Total interest-earning assets (4) ............     350,823       4,512        5.15      341,050       3,954        4.64
Non interest-earning assets .......................      20,750                               20,970
                                                       --------                             --------
     Total assets .................................    $371,573                             $362,020
                                                       ========                             ========

Liabilities and stockholders' equity
Interest bearing checking .........................      35,073          23        0.27       35,538          18        0.21
Money market investment accounts ..................      16,818          40        0.95       19,212          32        0.66
Passbook and statement savings ....................      29,375          53        0.72       29,834          45        0.60
Certificates of deposit ...........................     175,835       1,038        2.36      163,530         791        1.93
FHLB advances .....................................      25,150         304        4.83       30,280         303        4.01
                                                       --------    --------    --------     --------    --------    --------
     Total interest-bearing liabilities ...........     282,251       1,458        2.07      278,394       1,189        1.71
Non interest-bearing liabilities ..................      23,553                               19,822
                                                       --------                             --------
     Total liabilities ............................     305,804                              298,216
Stockholders' equity ..............................      65,769                               63,804
                                                       --------                             --------
     Total liabilities and stockholders' equity ...    $371,573                             $362,020
                                                       ========                             ========

Net interest income ...............................                $  3,054                             $  2,765
                                                                   ========                             ========
Interest rate spread ..............................                                3.08%                                2.93%
                                                                               ========                             ========
Net interest margin (3) ...........................                                3.48%                                3.24%
                                                                               ========                             ========
Ratio of average interest-earning assets to
  average interest-bearing liabilities . ..........                              124.89%                              122.51%
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

      The provision for loan losses was $60,000 and net charge-offs were $350,000 for the three months ended March 31, 2005 compared with a provision of $60,000, and net charge-offs of $36,000 for the three months ended March 31, 2005. The charge-offs for the three months ended March 31, 2005 related to two unrelated non-performing loans with total exposure at March 31, 2005 of $170,000. Nonperforming loans at March 31, 2005 and September 30, 2004 were $2.6 million and $4.0 million, respectively. Approximately $2.2 million of nonperforming loans at March 31, 2005 consist of one commercial relationship which is not necessarily indicative of the credit quality of the entire portfolio. See "- Asset Quality" for further information.

      Other Income. Other income decreased $130,000 from $590,000 for the three months ended March 31, 2004 to $460,000 for the three months ended March 31, 2005. Mortgage banking income, net decreased $25,000 from $113,000 for the three months ended March 31, 2004 to $88,000 for the three months ended March 31, 2005. The lower fee income reflects lower loan volumes. We sold loans totaling $5.4 million in the three months ended March 31, 2005 compared with sales of $6.7 million in the previous year for the comparable period. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. Commissions from sales of annuities and mutual funds decreased $36,000 to $57,000 for the quarter ended March 31, 2005 compared with the $93,000 reported in the prior year for the comparable period. This decrease was the result of decreased sales of annuities and mutual funds compared with the prior year. The Company recorded gains on sales of investments of $88,000 in the three months ended March 31, 2004 compared to a loss of $2,000 for the three months ended March 31, 2005

      Operating Expenses. Total operating expenses were $2.1 million for each of the three months ended March 31, 2005 and 2004. The Company has been able to control expenses during this period of slower asset growth and lower lending volumes.

      Income Tax Expense. Income tax expense increased $33,000 from tax expense of $460,000 for the three months ended March 31, 2004 to $493,000 for the three months ended March 31, 2005. The effective tax rates were 35.8% and 37.1% for the three months ended March 31, 2005 and 2004, respectively. The decrease in the effective tax rate was primarily due to a relative decrease in nondeductible expenses and an increase in tax exempt income compared to the prior year.

Comparison of Operating Results for the Six Months Ended March 31, 2005 and 2004

      Net Income. We recorded net income of $1.7 million for the six months ended March 31, 2005, an increase of $200,000, or 13.3% over the $1.5 million reported in the six months ended March 31, 2004. For the six months ended March 31, 2005, basic and diluted earnings per share were $0.62 and $0.58, respectively. The Company reported basic and diluted earnings per share for the six months ended March 31, 2004 of $0.55 and $0.52, respectively. The increase in net income resulted primarily from increased net interest income which was partially offset by increased provision for loan losses and increased income taxes. The increase in the net interest income resulted from improved net interest margins and increased net interest earning assets. The average prime interest rate for the six months ended March 31, 2005 was 5.25%, an increase of 125 basis points from 4.00%, which was the average prime for the six months ended March 31, 2004. The rate increase caused a greater increase in the average yield on earning assets than the average rate paid on interest-bearing liabilities.

      Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $545,000 or 9.8% for the six months ended March 31, 2005, compared to the same six months in the prior year. This increase reflects an $849,000 increase in interest income that was partially offset by the $304,000 increase in total interest expense. The average net interest rate spread increased 15 basis points from 2.95% for the six months ended March 31, 2004 to 3.10% for the six months ended March 31, 2005.

      Interest Income. The increase in interest income for the six months ended March 31, 2005 was due to a increase in yield on interest-earning assets of 33 basis points from 4.70% for the six months ended March 31, 2004 to 5.03% for the six months ended March 31, 2005 combined with an increase of $11.3 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by  approximately  $263,000 and the increased  yield  increased  interest income by approximately $586,000. Average loans receivable increased $5.7 million and average investment securities increased $5.7 million compared with the prior year. This increase was offset in part by a decrease of $150,000 million in average interest-bearing overnight funds.

      Interest Expense. Interest expense increased in the six months ended March 31, 2005 due to an increase in the cost of interest-bearing liabilities of 18 basis points from 1.75% for the six months ended March 31, 2004 to 1.93% for the six months ended March 31, 2005 combined with an increase of $4.7 million in average interest-bearing liabilities. Average deposits increased by $6.7 million and average FHLB advances decreased $2.1 million for the six months ended March 31,

2005 compared to the same six months in the prior year. The increase in average interest-bearing liabilities increased interest expense by approximately $10,000 and the increase in the average cost of interest-bearing liabilities increased interest expense by approximately $294,000.

      The  following   table  presents   average   balances  and  average  rates
earned/paid by the Company for the six months ended March 31, 2005 compared to the six months ended March 31, 2004.

                                                                  Six Months Ended                       Six Months Ended
                                                                   March 31, 2005                         March 31, 2004
                                                        ------------------------------------    ------------------------------------
                                                                                  (Dollars in Thousands)
                                                         Average                   Average       Average                   Average
                                                         Balance      Interest    Yield/Cost     Balance      Interest    Yield/Cost
                                                        ---------    ---------    ----------    ---------    ---------    ----------
Assets:
Loans receivable (1) ...............................    $ 233,431    $   6,461         5.54%    $ 227,691    $   5,684         4.99%
Investment securities (2) ..........................      114,578        2,350         4.10       108,883        2,300         4.22
Interest-bearing overnight deposits ................        3,636           39         2.14         3,786           17         0.91
                                                        ---------    ---------    ---------     ---------    ---------    ---------
     Total interest-earning assets (4) .............      351,645        8,850         5.03       340,360        8,001         4.70
Non interest-earning assets ........................       20,229                                  20,879
                                                        ---------                               ---------
     Total assets ..................................    $ 371,874                               $ 361,239
                                                        =========                               =========

Liabilities and stockholders' equity
Interest bearing checking ..........................       35,645           47         0.26        35,822           38         0.21
Money market investment accounts ...................       17,734           83         0.94        19,406           65         0.67
Passbook and statement savings .....................       29,846          102         0.69        30,095           92         0.61
Certificates of deposit ............................      169,125        1,836         2.17       160,301        1,610         2.01
FHLB advances ......................................       29,813          660         4.43        31,863          619         3.89
                                                        ---------    ---------    ---------     ---------    ---------    ---------
     Total interest-bearing liabilities ............      282,163        2,728         1.93       277,487        2,424         1.75
Non interest-bearing liabilities ...................       23,766                                  20,401
                                                        ---------                               ---------
     Total liabilities .............................      305,929                                 297,888
Stockholders' equity ...............................       65,945                                  63,351
                                                        ---------                               ---------
     Total liabilities and stockholders' equity ....    $ 371,874                               $ 361,239
                                                        =========                               =========

Net interest income ................................                 $   6,122                               $   5,577
                                                                     =========                               =========
Interest rate spread ...............................                                   3.10%                                   2.95%
                                                                                  =========                               =========
Net interest margin (3) ............................                                   3.48%                                   3.28%
                                                                                  =========                               =========
Ratio of average interest-earning assets to
  average interest-bearing liabilities .............                                 124.62%                                 122.66%
                                                                                  =========                               =========

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

      Provision For Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, non-performing loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $390,000 and $120,000 for the six months ended March 31, 2005 and 2004, respectively. The provision for loan losses was impacted by the increase the loan charge-offs. Net loan charge-offs for the six months ended March 31, 2005 and 2004 were $650,000 and $84,000, respectively. The most significant chargeoff during the six months ended March 31, 2005 totaled $620,000 related to one credit, the balance of which has now been reduced to $40,000.

      Other Income. Other income was $1.1 million for each of the six months ended March 31, 2005 and 2004, respectively. Customer fees increased $96,000 to $542,000 for the six months ended March 31, 2005 compared with the $446,000 reported in the prior year. This increase was the result of increased deposit service charges and loan late charges compared with the prior year. Commissions from sales of annuities and mutual funds decreased $41,000 from $165,000 for the six months ended March 31, 2004 to $124,000 for the six months ended March 31, 2005. This decrease results from lower sales of annuities and mutual funds. The Company recorded gains on sales of investments of $185,000 in the six months ended March 31, 2004 compared to a loss of $2,000 in the six months ended March 31, 2005. Included in other income for the six months ended March 31, 2005 is a recovery of $85,000 for a non-credit loss that had been charged to earnings in a prior year that did not result in any loss to the Company. Other income increased from $109,000 for the six months ended March 31, 2004 to $232,000 for the six months ended March 31, 2005 primarily as a result of this recovery.

      Operating Expenses. Total operating expenses were $4.1 million and $4.2 million for the six months ended March 31, 2005 and 2004, respectively. The Company has been able to control expenses during this period of slower asset growth.

      Income Tax Expense. Income tax expense increased $83,000 from tax expense of $877,000 million for the six months ended March 31, 2004 to $960,000 for the six months ended March 31, 2005. The effective tax rates were 35.6% and 36.3% for the six months ended March 31, 2005 and 2004, respectively. The decrease in the effective rate was primarily due to an increase in the ratio of state non-taxable income as a percentage of net income before taxes.

Commitments, Contingencies and Off-Balance Sheet Risk

      The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

      Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                      March 31, 2005   September 30, 2004
                                                      --------------   ------------------
                                                               (In thousands)
Commitments to originate new loans                        $ 6,754           $ 2,177
Commitments to originate new loans held for sale              158                --
Unfunded commitments to extend credit under existing
   equity line and commercial lines of credit              59,205            55,357
Commercial letters of credit                                1,871             2,055
Commitments to sell loans held for sale                     1,762             2,174

      Commitments to originate new loan include two unrelated commercial real estate loans totaling $6.0 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

      Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At March 31, 2005, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Contractual Obligations

As of March 31, 2005:

                                               Payments Due by Period
                                               ----------------------
                                               (Dollars in thousands)
                             Less than
                               1 year     1-3 years    4-5 years   Over 5 years    Total
                             ---------    ---------    ---------    ---------    ---------
Deposits                     $ 243,492    $  24,550    $  10,727    $       0    $ 278,769
Advances from
   Federal Home Loan Bank        3,500       20,000            0            0       23,500
Lease obligations                   20           42           42            5          109
                             ---------    ---------    ---------    ---------    ---------
Total contractual cash
    obligations              $ 247,012    $  44,592    $  10,769    $       5    $ 302,378
                             =========    =========    =========    =========    =========

Asset Quality

      At March 31, 2005, the Company had approximately $2.8 million in nonperforming assets (nonaccrual loans and real estate owned) or 0.75% of total assets. At September 30, 2004, nonperforming assets were $4.0 million or 1.05% of total assets. At March 31, 2005 and September 30, 2004, impaired loans totaled $2.4 million and $3.8 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The most significant impaired loans at March 31, 2005 results from a commercial loan customer who has loans secured by commercial real estate and business assets in Alamance County. At March 31, 2005, these balances totaled $2.2 million. At March 31, 2005, the entire $2.4 million of the impaired loans are on non-accrual status. The average carrying value of impaired loans was $2.8 million during the six months ended March 31, 2005. Interest income of $63,000 has been recorded on impaired loans in the six months ended March 31, 2005. The Bank's net charge-offs for the six months ended March 31, 2005 were $650,000. The Bank's allowance for loan losses was $3.7 million and $4.0 million at March 31, 2005 and September 30, 2004, respectively, and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.55% and 1.68% at March 31, 2005 and September 30, 2004, respectively. The ratio decrease is appropriate in light of the decrease in nonperforming assets at March 31, 2005 compared to September 30.2004.

      The following table presents an analysis of our nonperforming assets:

                                                        Dollars in thousands

                                                    At            At            At
                                                 March 31,   September 30,   March 31,
                                                   2005          2004          2004
                                                  ------        ------        ------
Non-performing loans:
  Nonaccrual loans                                $2,615        $3,962        $3,951
  Loans 90 days past due and accruing                 --            --            --
  Restructured loans                                  --            --            --
                                                  ------        ------        ------
    Total non-performing loans                     2,615         3,962         3,951
Other real estate                                    168            17           513
                                                  ------        ------        ------
    Total non-performing assets                   $2,783        $3,979        $4,464
                                                  ======        ======        ======

Non-performing loans to loans receivable, net       1.19%         1.72%         1.71%
Non-performing assets as a percentage
  of loans and other real estate owned              1.19%         1.72%         1.93%
Non-performing assets to total assets               0.75%         1.05%         1.23%


      Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At March 31, 2005, we had $3.2 million in classified assets consisting of $3.1 million in substandard loans, $7,000 in loans classified as loss and $168,000 in real estate owned. At September 30, 2004, we had $4.7 million in classified assets consisting of $4.7 million in substandard loans and $17,000 in real estate owned. At March 31, 2004, we had $5.0 million in classified assets consisting of $4.5 million in substandard loans, $24,000 in loss loans and $513,000 in real estate owned.

      In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At March 31, 2005, we have identified approximately $4.9 million in assets classified as special mention and $25.2 million as watch. At March 31, 2004, we had identified approximately $5.3 million in assets classified as special mention and $29.3 million as watch.

Liquidity and Capital Resources

      The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At March 31, 2005, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2005, cash and cash equivalents totaled $9.0 million. We have other sources of liquidity should we need additional funds. During the three and six months ended March 31, 2005, we sold loans totaling $5.4 million and $11.5 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $88.1 million at March 31, 2005.

      We anticipate that we will have sufficient funds available to meet our current commitments. At March 31, 2005, we had $6.9 million in commitments to originate new loans, $59.2 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $1.9 million in standby letters of credit. At March 31, 2005, certificates of deposit, which are scheduled to mature within one year, totaled $145.1 million. We believe that a significant portion of such deposits will remain with us.

      The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at March 31, 2005 and is deemed to be "well capitalized."

      The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At March 31, 2005, the Company was in compliance with the capital requirements of the Federal Reserve.

      The Company's equity to asset ratio at March 31, 2005 was 17.4%. The Company's capital level is sufficient to support future growth.

      The Company has declared cash dividends per common share of $0.10 for each of the three months ended March 31, 2005, December 31, 2004 and March 31, 2004. The Company's ability to pay dividends is dependent upon earnings.

The Company's dividend payout ratio for the three months ended March 31, 2005, September 30, 2004 and March 31, 2004 was 33.3%, 31.3% and 38.5%, respectively.

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

      The Company monitors whether material changes in market risk have occurred since September 30, 2004. The Company does not believe that any material changes in market risk exposures have occurred since September 30, 2004.

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

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Not applicable

      (b)   Not applicable

      (c) The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended March 31, 2005.

                                                                                        (d)
                                                                    (c)               Maximum
                                                                   Total             Number of
                                    (a)                          Number of         Shares that May
                                   Total           (b)        Shares Purchased    Yet Be Purchased
                                 Number of       Average     as Part of Publicly       Under
                                   Shares      Price Paid      Announced Plans      the Plans or
         Period                  Purchased      per Share        or Programs         Programs
         ------                  ---------      ---------        -----------         --------
January 2005                        6,154         $28.59            6,154            284,128(1)
Beginning date: January 1
Ending date: January 31

February 2005                      33,132         $29.03           33,132            250,996(1)
Beginning date: February 1
Ending date: February 28

March 2005                         18,993         $28.03           18,993            232,003(1)
Beginning date: March 1
Ending date: March 31

Total                              58,279         $28.66           58,279

(1) On November 17, 2004, the Company announced a 10% stock repurchase program to acquire up to 296,232 shares of the company's stock over a period of 24 months. These share purchases were a part of this repurchase program.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on February 8, 2005. At this meeting, 2,580,427 shares of the Company's common stock were represented in person or by proxy.

      Stockholders voted in favor of the election of three nominees for director. The voting results for each nominee were as follows:

                                     Votes In Favor            Votes
             Nominee                  Of Election             Withheld
      ------------------------    --------------------    ----------------
      Richard C. Keziah                2,511,716               68,711
      Ernest A. Koury, Jr.             2,523,918               56,509
      Richard H. Shirley               2,529,112               48,184

      There were no broker non-votes on the matter.

Item 5. Other Information

      None.

Item 6. Exhibits

      The following exhibits are filed herewith:

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32    Section 1350 Certification

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               1st STATE BANCORP, INC.

Date:  May 13, 2005            /s/ James C. McGill
                               -------------------------------------------------
                               James C. McGill
                               President and Chief Executive Officer
                               (Principal Executive Officer)

Date:  May 13, 2005            /s/ A. Christine Baker
                               -------------------------------------------------
                               A. Christine Baker
                               Executive Vice President, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)