Form 10-Q
period 2005-06-30
1ST STATE BANCORP INC
filed 2005-08-11
CIK 1074078

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      As of August 1, 2005, the issuer had 2,898,637 shares of common stock issued and outstanding.

                                                    CONTENTS

                                                                                                        PAGE
                                                                                                        ----

PART I.  FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2005 (unaudited) and September 30, 2004................1

         Consolidated Statements of Income for the Three Months Ended June 30, 2005 and
                  2004 (unaudited).........................................................................2

         Consolidated Statements of Income for the Nine Months Ended June 30, 2005 and
                  2004 (unaudited).........................................................................3

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the Nine
                  Months Ended June 30, 2005 and 2004 (unaudited)..........................................4

         Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 and
                  2004 (unaudited).........................................................................5

         Notes to Consolidated Financial Statements........................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................19

Item 4.  Controls and Procedures..........................................................................19


PART II.  OTHER INFORMATION
          -----------------

Item 1.  Legal Proceedings................................................................................20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......................................20

Item 3.  Defaults Upon Senior Securities..................................................................20

Item 4.  Submission of Matters to a Vote of Security Holders..............................................21

Item 5.  Other Information................................................................................21

Item 6.  Exhibits.........................................................................................21


SIGNATURES


                     1st State Bancorp, Inc. and Subsidiary
                           Consolidated Balance Sheets
                      June 30, 2005 and September 30, 2004
                        (In Thousands, except share data)

                                                                       At            At
                                                                    June 30,    September 30,
                                                                      2005          2004
                                                                    ---------    ---------
                                                                    (Unaudited)
                                      ASSETS
Cash and cash equivalents                                           $   8,949    $   9,854
Investment securities:
     Held to maturity (fair value of $24,130 and $22,884
         at June 30, 2005 and September 30, 2004, respectively)        24,251       22,919
     Available for sale (cost of $88,445 and $97,386
         at June 30, 2005 and September 30, 2004, respectively)        87,540       96,693
Loans held for sale, at lower of cost or fair value                     1,390          930
Loans receivable (net of allowance for loan losses of $4,191 and $3,956 at June 30, 2005 and September 30, 2004,
    respectively)                                                     234,396      231,763
Real estate owned                                                         301           17
Federal Home Loan Bank stock, at cost                                   2,000        2,325
Premises and equipment                                                  7,567        7,884
Accrued interest receivable                                             2,452        2,124
Other assets                                                            4,241        3,205
                                                                    ---------    ---------

             Total assets                                           $ 373,087    $ 377,714
                                                                    =========    =========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposit accounts                                                    274,367      262,734
  Advances from Federal Home Loan Bank                                 28,000       44,000
  Advance payments by borrowers for property taxes and insurance          273           39
  Dividend payable                                                        287          296
  Other liabilities                                                     4,040        4,731
                                                                    ---------    ---------
          Total liabilities                                           306,967      311,800
                                                                    ---------    ---------

Stockholders' Equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized;
         none issued                                                       --           --
   Common stock, $0.01 par value, 7,000,000 shares authorized;
   2,898,637 and 2,962,323 shares issued and outstanding
         at June 30, 2005 and September 30, 2004, respectively             33           33
   Additional paid-in capital                                          36,316       36,038
   Unallocated ESOP shares                                             (2,154)      (2,571)
   Deferred compensation payable in treasury stock                      6,700        6,440
   Treasury stock                                                     (16,324)     (14,086)
   Retained income - substantially restricted                          42,100       40,462
   Accumulated other comprehensive loss - net unrealized
        loss on investment securities available for sale                 (551)        (402)
                                                                    ---------    ---------
Total stockholders' equity                                             66,120       65,914
                                                                    ---------    ---------
        Total liabilities and stockholders' equity                  $ 373,087    $ 377,714
                                                                    =========    =========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Three Months Ended June 30, 2005 and 2004
                      (In Thousands, Except per Share Data)

                                   (Unaudited)

                                                            For the Three Months Ended
                                                                    June 30,
                                                               -----------------
                                                                 2005      2004
                                                               -------   -------
Interest income:
   Interest and fees on loans                                  $ 3,605   $ 2,812
   Interest and dividends on investments                         1,151     1,288
   Overnight deposits                                               29         6
                                                               -------   -------
     Total interest income                                       4,785     4,106
                                                               -------   -------

Interest expense:
    Deposit accounts                                             1,311       824
    Borrowings                                                     298       346
                                                               -------   -------
     Total interest expense                                      1,609     1,170
                                                               -------   -------
         Net interest income                                     3,176     2,936

Provision for loan losses                                          500        60
                                                               -------   -------
         Net interest income after provision for loan losses     2,676     2,876
                                                               -------   -------

Other income:
   Customer service fees                                           245       253
   Commissions from sales of annuities and mutual funds            105        99
   Mortgage banking income, net                                    102       126
   Other                                                            72       208
                                                               -------   -------
     Total other income                                            524       686
                                                               -------   -------

Operating expenses:
   Compensation and related benefits                             1,290     1,351
   Occupancy and equipment                                         364       351
   Real estate operations, net                                       7        (4)
   Other expenses                                                  398       375
                                                               -------   -------

     Total operating expenses                                    2,059     2,073
                                                               -------   -------

         Income before income taxes                              1,141     1,489

Income taxes                                                       403       516
                                                               -------   -------

         Net income                                            $   738   $   973
                                                               =======   =======

         Net income per share:

         Basic                                                 $  0.27   $  0.35
         Diluted                                               $  0.25   $  0.33

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                        Consolidated Statements of Income
                For the Nine Months Ended June 30, 2005 and 2004
                      (In Thousands, Except per Share Data)

                                   (Unaudited)

                                                             For the Nine Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 2005        2004
                                                               --------    --------
Interest income:
   Interest and fees on loans                                  $ 10,066    $  8,495
   Interest and dividends on investments                          3,500       3,588
   Overnight deposits                                                68          24
                                                               --------    --------
     Total interest income                                       13,634      12,107
                                                               --------    --------

Interest expense:
    Deposit accounts                                              3,380       2,629
    Borrowings                                                      957         965
                                                               --------    --------
     Total interest expense                                       4,337       3,594
                                                               --------    --------
         Net interest income                                      9,297       8,513

Provision for loan losses                                           890         180
                                                               --------    --------
         Net interest income after provision for loan losses      8,407       8,333
                                                               --------    --------

Other income:
   Customer service fees                                            788         699
   Commissions from sales of annuities and mutual funds             229         263
   Mortgage banking income, net                                     314         337
   Securities (losses) gains, net                                    (2)        185
   Other                                                            304         318
                                                               --------    --------
     Total other income                                           1,633       1,802
                                                               --------    --------

Operating expenses:
   Compensation and related benefits                              3,828       3,999
   Occupancy and equipment                                        1,074       1,034
   Real estate operations, net                                       (1)         (9)
   Other expenses                                                 1,302       1,208
                                                               --------    --------
     Total operating expenses                                     6,203       6,232
                                                               --------    --------
         Income before income taxes                               3,837       3,903
Income taxes                                                      1,363       1,393
                                                               --------    --------

Net income                                                     $  2,474    $  2,510
                                                               ========    ========

Net income per share:

         Basic                                                 $   0.88    $   0.89
         Diluted                                               $   0.84    $   0.85

See accompanying notes to the consolidated financial statements.

                                                1st State Bancorp, Inc. and Subsidiary
                                Consolidated Statements of Stockholders' Equity and Comprehensive Income
                                           For the Six Months Ended June 30, 2005 and 2004 (Unaudited)
                                                            (In Thousands)

                                                                           Deferred
                                                                          compensation                    Accumulated
                                                   Additional Unallocated  payable in                         other       Total
                                            Common   paid-in     ESOP      treasury  Treasury  Retained  comprehensive stockholders'
                                             stock   capital    Shares      stock      stock    income   income (loss)    equity
                                             -----   -------    ------      -----      -----    ------   -------------    ------
Balance at September 30, 2003               $    33   35,778     (3,141)     5,466    (12,785)   38,118        (768)     62,701

Comprehensive income:
     Net income                                  --       --         --         --         --     2,510          --       2,510
     Other comprehensive loss-unrealized
       loss on securities
       available-for-sale, net
       of income tax benefit of $587             --       --         --         --         --        --        (912)       (912)
                                                                                                                        -------
           Total comprehensive income                                                                                     1,598
Allocation of ESOP shares                        --      190        429         --         --        --          --         619
Acquisition of treasury stock                    --       --         --         --     (1,112)       --          --      (1,112)
Deferred compensation                            --       --         --        786         --        --          --         786
Exercise of stock options                        --       19         --         --         --        --          --          19
Cash dividends declared  ($0.30 per share)       --       --         --         --         --      (889)         --        (889)
Cash dividends on unallocated ESOP shares        --       --         --         --         --        48          --          48
                                            -------  -------    -------    -------    -------   -------     -------     -------
Balance at June 30, 2004                    $    33   35,987     (2,712)     6,252    (13,897)   39,787      (1,680)     63,770
                                            =======  =======    =======    =======    =======   =======     =======     =======

Balance at September 30, 2004               $    33   36,038     (2,571)     6,440    (14,086)   40,462        (402)     65,914

Comprehensive income:
     Net income                                  --       --         --         --         --     2,474          --       2,474

     Other comprehensive loss-unrealized
       loss on securities
       available-for-sale, net
       of income tax benefit of $63,000          --       --         --         --         --        --        (149)       (149)
                                                                                                                        -------
           Total comprehensive income                                                                                     2,325
Allocation of ESOP shares                        --      198        417         --         --        --          --         615
Acquisition of treasury stock                    --       --         --         --     (2,238)       --          --      (2,238)
Deferred compensation                            --       --         --        260         --        --          --         260
Exercise of stock options                        --       80         --         --         --        --          --          80
Cash dividends declared  ($0.30 per share)       --       --         --         --         --      (875)         --        (875)
Cash dividends on unallocated ESOP shares        --       --         --         --         --        39          --          39
                                            -------  -------    -------    -------    -------   -------     -------     -------
Balance at June 30, 2005                    $    33   36,316     (2,154)     6,700    (16,324)   42,100        (551)     66,120
                                            =======  =======    =======    =======    =======   =======     =======     =======

See accompanying notes to the consolidated financial statements

                              1st State Bancorp, Inc. and Subsidiary
                              Consolidated Statements of Cash Flows
                         For the Nine Months Ended June 30, 2005 and 2004
                                            (Unaudited)
                                          (In Thousands)

                                                                               For the Nine Months Ended
                                                                                      June 30,
                                                                                --------------------
                                                                                  2005        2004
                                                                                --------    --------
Cash flows from operating activities:
   Net income                                                                   $  2,474    $  2,510
   Adjustment to reconcile net income to net cash provided by operating activities:
           Provision for loan losses                                                 890         180
           Depreciation                                                              485         514
           Deferred tax benefit                                                     (247)       (135)
           Amortization of premiums and discounts, net                               (24)          8
           Deferred compensation                                                     180         180
           Release of ESOP shares                                                    615         619
           Loan origination fees and unearned discounts
               deferred, net of current amortization                                 (45)        (49)
           Gain on sale of other real estate                                         (10)        (22)
           Loss (gain) on sale of investment securities available for sale             2        (185)
           Net loss on sale of loans                                                  26          39
           Proceeds from loans held for sale                                      17,470      21,072
           Originations of loans held for sale                                   (17,956)    (21,688)
           Increase in other assets                                                 (726)       (190)
           Increase in accrued interest receivable                                  (328)       (262)
           Decrease in other liabilities                                            (610)        (74)
                                                                                --------    --------

                Net cash provided by operating activities                          2,196       2,517
                                                                                --------    --------


Cash flows from investing activities:
           Proceeds from redemption of FHLB stock                                  5,463       2,500
           Purchases of FHLB stock                                                (5,138)     (3,250)
           Purchases of investment securities held to maturity                    (4,564)     (9,776)
           Purchases of investment securities available for sale                      --     (48,504)
           Proceeds from sales of investment securities available for sale         1,944      10,993
           Proceeds from maturities and issuer calls of investment securities
               available for sale                                                  7,000      30,302
           Proceeds from maturities and issuer calls of investment securities
               held to maturity                                                    3,251       6,002
           Net increase in loans receivable                                       (3,767)     (4,965)
           Purchase of and improvements to
               real estate acquired in settlement of loans                           (12)       (255)
           Purchases of premises and equipment net of disposals                     (168)       (139)
           Proceeds from disposal of real estate acquired in
               settlement of loans                                                    17         528
                                                                                --------    --------

          Net cash provided by (used in) investing activities                      4,026     (16,564)
                                                                                --------    --------

                                                                                          (Continued)

                     1st State Bancorp, Inc. and Subsidiary
                Consolidated Statements of Cash Flows - Continued
                For the Nine Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                 (In Thousands)

                                                                         For the Nine Months Ended
                                                                                 June 30,
                                                                          ----------------------
                                                                             2005        2004
                                                                          ---------    ---------
Cash flows from financing activities:
   Net increase in deposits                                               $  11,633    $   1,126
   Advances from the Federal Home Loan Bank                                 119,500       90,000
   Repayments of advances from the Federal Home Loan Bank                  (135,500)     (74,000)
   Purchase of treasury stock                                                (2,238)      (1,112)
   Exercise of stock options                                                     80           19
   Dividends paid on common stock                                              (836)        (841)
   Increase in advance payments by borrowers for
     property taxes and insurance                                               234          231
                                                                          ---------    ---------

   Net cash used in financing activities                                     (7,127)     (15,423)
                                                                          ---------    ---------

        Net decrease in cash and cash equivalents                              (905)      (1,376)

Cash and cash equivalents at beginning of period                              9,854        9,359
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                $   8,949    $  10,735
                                                                          =========    =========

Payments are shown below for the following:
       Interest                                                           $   4,299    $   3,566
                                                                          =========    =========

       Income taxes                                                       $   1,811    $   1,397
                                                                          =========    =========

Noncash investing and financing activities:

     Unrealized losses on investment securities
          available for sale                                              $     212    $   1,499
                                                                          =========    =========

     Cash dividends declared but not paid                                 $     274    $     280
                                                                          =========    =========

     Cash dividends on unallocated ESOP shares                            $      39    $      48
                                                                          =========    =========

     Transfer from loans to real estate acquired in settlement of loans   $     289    $     182
                                                                          =========    =========

See accompanying notes to the consolidated financial statements.

                     1st State Bancorp, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                June 30, 2005 (unaudited) and September 30, 2004

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

      The results of operations for the three and nine month periods ended June 30, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending September 30, 2005. The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates. These amounts may be revised in future periods because of changes in the facts and circumstances underlying their estimation.

Note 3. Earnings Per Share

      For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in Note 5 that is funded with shares of the Company's common stock has no net impact on the Company's earnings per share computations. Diluted earnings per share include the potentially dilutive effects of the Company's stock-based benefit plans. There were no anti-dilutive stock options for the three and nine months ended June 30, 2005 and 2004. A reconciliation of the denominators of the basic and diluted earnings per share computations is as follows:

                                                               Three Months Ended
                                                                    June 30,
                                                               2005          2004
                                                            ----------    ----------
Average shares issued and outstanding                        2,898,955     2,962,323
Less: Unallocated ESOP shares                                 (113,607)     (142,207)
                                                            ----------    ----------
Average basic shares for earnings per share                  2,785,348     2,820,116
Add: Potential common stock pursuant to stock option plan      158,593       145,534
                                                            ----------    ----------
Average dilutive shares for earnings per share               2,943,941     2,965,560
                                                            ==========    ==========

                                                               Nine Months Ended
                                                                    June 30,
                                                               2005          2004
                                                            ----------    ----------
Average shares issued and outstanding                        2,930,589     2,965,045
Less: Unallocated ESOP shares                                 (120,705)     (149,527)
                                                            ----------    ----------
Average basic shares for earnings per share                  2,809,884     2,815,518
Add: Potential common stock pursuant to stock option plan      151,573       150,436
                                                            ----------    ----------
Average dilutive shares for earnings per share               2,961,457     2,965,954
                                                            ==========    ==========

Note 4. Employee Stock Ownership Plan ("ESOP")

      The Company sponsors an employee stock ownership plan (the "ESOP") whereby an aggregate number of shares amounting to 253,050 or 8% of the stock issued in the conversion was purchased for future allocation to employees. The ESOP was funded by an 11-year term loan from the Company in the amount of $4,899,000. The loan is secured by the shares of stock purchased by the ESOP. During the three and nine months ended June 30, 2005 and 2004, 7,098 and 7,280 and 21,294 and 21,920 shares of stock were committed to be released and approximately $215,000 and $199,000 and $615,000 and $619,000, respectively, of compensation expense was recognized.

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

      The expense related to this plan were $60,000 in each of the three months ended June 30, 2005 and 2004 and $180,000 in each of the nine months ended June 30, 2005 and 2004. This expense is included in compensation expense.

Note 6. Stock Option and Incentive Plan

      On June 6, 2000, the Company's stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the "Plan"). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant, and all options expire 10 years from the date of the grant. As a result of the one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. There were 5,423 options exercised during each of the three and nine months ended June 30, 2005, respectively. No options were granted during the three and nine months ended June 30, 2005 and 2004. At June 30, 2005, 308,812 options are outstanding, all of which are exercisable.

Note 7. Mortgage Servicing Rights

      The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights ("MSRs") are capitalized based on the allocated cost that is determined when the underlying loans are sold. MSRs are amortized over a period that approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis. As of June 30, 2005 and September 30, 2004, MSRs totaled $464.000 and $493,000, respectively, and no valuation allowance was required.

      Amortization expense totaled $75,000 and $85,000 for the nine months ended June 30, 2005 and 2004, respectively.

Note 8. Standby Letters of Credit and Loan Commitments

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which addressed the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after June 30, 2003. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at June 30, 2005 is $2.1 million. At June 30, 2005, the Company has recorded no liability for the obligation to perform as a guarantor. In addition, no contingent liability is considered necessary as such amounts are not deemed probable. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

      The Company originates certain fixed rate residential mortgage loans with the intention of selling these loans. At the time the Company enters into a commitment to originate a fixed rate residential mortgage loan with a potential borrower, we concurrently "lock in" the sale of the loan with a secondary market investor under a best efforts delivery mechanism. Between the time the Company commits to originate the loan and the time the closed loan is sold, the Company is subject to changes in market prices related to these commitments. The commitments to originate fixed rate residential mortgage loans and the forward sales commitments are freestanding derivative instruments. They do not qualify for hedge accounting treatment so their fair value adjustments are recorded through the income statement.

Note 9. Investments

      The following table provides additional information regarding unrealized losses as of June 30, 2005, none of which relate to securities that are deemed to be other than temporarily impaired. The table is segregated into investments that have been in a continuous unrealized loss position for less than 12 months and those that have been in a continuous unrealized loss position for more than 12 months.

                                   Less than 12 months             12 months or more                   Total
                               ---------------------------    ---------------------------    ---------------------------
                                  Fair         Unrealized        Fair        Unrealized         Fair        Unrealized
                                  Value          Losses          Value         Losses           Value         Losses
                               ------------   ------------    ------------   ------------    ------------   ------------
                                                                      (In thousands)
Held to maturity:
     U.S. Government and
           agency securities   $      4,555            (44)         10,896            (95)          6,451           (139)
     Municipal bonds                  1,599            (24)            613            (20)          2,212             44)
     Collateralized mortgage
           obligations                   --             --              --             --              --             --
                               ------------   ------------    ------------   ------------    ------------   ------------
              Total            $      6,154            (68)         11,509           (115)          8,663           (183)
                               ============   ============    ============   ============    ============   ============

Available for sale:
     U.S. Government and
           agency securities   $     13,689            (59)         60,115           (875)         73,804           (904)
                               ============   ============    ============   ============    ============   ============

      In the above table, all of the unrealized losses are the result of increases in the interest rates and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss.

Note 10. Recent Developments

      On June 29, 2005, the Board of Directors of 1st State Bancorp, Inc. executed a definitive agreement to merge the company to Capital Bank
Corporation, headquartered in Raleigh, N.C. This transaction is expected to close in January 2006, subject to approval of shareholders of both companies and regulators and other normal and customary closing conditions.

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

      Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.50% in January 2001 to 4.00% in June 2003. These reductions in prime tended to negatively impact the Company's net interest margin and net interest spread which resulted in lower net interest income for the Company. Beginning June 29, 2004, the Federal Reserve implemented a tightening policy that has resulted in nine one-quarter percent increases in the prime rate bringing it to 6.25% at July 1, 2005. These rate increases have helped to improve the yield on earning assets although the cost of funds has also increased primarily as a result of increase in short-term interest rates.
The Company's balance sheet is currently asset sensitive, that is, rate sensitive assets exceed rate sensitive liabilities. We expect an increase in net interest income during periods of rising interest rates and decreased net interest income during periods of falling interest rates.

Merger Agreement

      On June 29, 2005, the Company entered into a definitive merger agreement with Capital Bank Corporation ("Capital") whereby the Company will be merged with and into Capital, with Capital being the surviving corporation. Capital is headquartered in Raleigh, N.C. and operates 21 branches with total assets of $917 million. Upon consummation of the transaction, which is expected to occur in January 2006, each share of the Company's common stock will receive approximately $37.15 (in cash and/or stock) subject to adjustment based on changes in the value of Capital Bank stock above or below certain levels . The merger is subject to approval of shareholders of both companies and regulators and other normal and customary closing conditions.

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

Comparison of Financial Condition at June 30, 2005 and September 30, 2004

      Total assets decreased $4.6 million from $377.7 million at September 30, 2004 to $373.1 million at June 30, 2005. During the nine months ended June 30, 2005, the Company's loan growth was more than offset by a decrease in investments. The Company shrank its investment portfolio by applying proceeds from investment calls to reduce overnight borrowings. The Company grew deposits by $11.7 million during the nine months ended June 30, 2005, the proceeds of which were also applied to reduce overnight borrowings. The Company was successful in attracting retail certificates of deposit as an alternative to short term borrowings from the FHLB of Atlanta as part of its asset liability strategy.

      Investment securities available for sale decreased $9.2 million from $96.7 million at September 30, 2004 to $87.5 million at June 30, 2005. During the nine months ended June 30, 2005, we received $8.9 million in proceeds from maturities, sales and issuer calls of investment securities available for sale and did not purchase any investments available for sale. Interest rates increased during the nine months ended June 30, 2005 which caused the Company's gross unrealized loss on investment securities available for sale to increase from $693,000 at September 30, 2004 to $905,000 at June 30, 2005. Investment securities held to maturity increased $1.4 million from $22.9 million at September 30, 2004 to $24.3 million at June 30, 2005. During the nine months ended June 30, 2005, we purchased $4.6 million of securities and received $3.3 million in proceeds from maturities and issuer calls of investment securities held to maturity. As interest rates have increased, the Company has purchased fewer fixed-rate securities.

      Loans held for sale increased to $1.4 million at June 30, 2005 from $930,000 at September 30, 2004. The increase in loans held for sale resulted from timing differences in the funding of loan sales. Loans receivable, net increased from $231.8 million at September 30, 2004 to $234.4 million at June 30, 2005. The Company's mortgage originations have been slower this year as refinance activity slowed down in response to higher mortgage interest rates. During this same period, the Company saw growth in commercial loans and equity lines.

      Deposits increased $11.7 million to $274.4 million at June 30, 2005 from $262.7 million at September 30, 2004. The increase resulted from successful certificate of deposit campaigns.

      Advances from the Federal Home Loan Bank of Atlanta decreased $16.0 million from $44.0 million at September 30, 2004 to $28.0 million at June 300, 2005. The Company used deposit proceeds and proceeds from investments calls and maturities to repay these borrowings.

      Stockholders' equity increased by $200,000 from $65.9 million at September 30, 2004 to $66.1 million at June 30, 2005 as a result of net income of $2.5 million and the release of ESOP shares of $615,000 and $80,000 from the exercise of stock options. These increases were partially offset by cash dividends to stockholders declared of $836,000, purchases of treasury stock of $2.0 million, and an increase in the net unrealized loss on available for sale securities of $149,000. The increase in the net unrealized loss on available for sale securities was a result of increases in interest rates which caused bond prices to decrease.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2005 and
2004

      Net Income. We recorded net income of $738,000 for the quarter ended June 30, 2005, as compared to $973,000 for the quarter ended June 30, 2004, representing a decrease of $235,000, or 24.2%. For the three months ended June 30, 2005, basic and diluted earnings per share were $0.27 and $0.25, respectively, compared to the basic and diluted earnings per share for the quarter ended June 30, 2004 of $0.35 and $0.33, respectively. The decrease in net income resulted primarily from increased provision for loan losses and decreased other income which was offset partially by increased net interest income and decreased income tax expense. The increase in net interest income resulted from growth in net interest-earning assets and higher net interest margins. The average prime interest rate for the quarter ended June 30, 2005 was 5.91%, an increase of 191 basis points from 4.00%, which was the average prime for the quarter ended June 30, 2004. The repricing of loans and investments increased the Company's average asset yield by 84 basis points whereas the average cost of funds increased 70 basis points during the quarter ended June 30, 2005.

      Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $300,000 or 10.3% for the three months ended June 30, 2005, compared to the same quarter in the prior year. This increase results from a $700,000 increase in interest income that was partially offset by the $400,000 increase in total interest expense. The average net interest rate spread increased 14 basis points from 3.01% for the three months ended June 30, 2004 to 3.15% for the quarter ended June 30, 2005.

      Interest Income. The increase in interest income for the three months ended June 30, 2005 was the result of an increase in yield on interest-earning assets of 84 basis points from 4.61% for the three months ended June 30, 2004 to 5.45% for the three months ended June 30, 2005 which was offset partially by the decrease of $5.4 million in average interest-earning assets compared to the same quarter in the prior year. Average loans receivable increased $3.1 million, average investment securities decreased $9.7 million, and average interest-bearing overnight funds increased $1.2 million. The increase in the average asset yield increased interest income by approximately $740,000 while the decrease in average interest-earning assets decreased interest income by approximately $62,000.

      Interest Expense. Interest expense increased in the three months ended June 30, 2005 due to an increase in the cost of interest-bearing liabilities of 70 basis points from 1.60% for the three months ended June 30, 2004 to 2.30% for the three months ended June 30, 2005 which was offset partially by the decrease in average interest-bearing liabilities of $12.2 million. Average interest-bearing deposits increased by $8.6 million while average FHLB advances decreased $20.9 million for the three months ended June 30, 2005 compared to the same quarter in the prior year. The average cost of the FHLB advances increased 202 basis points to 5.16% for the three months ended June 30, 2005 from the 3.14% for the three months ended June 30, 2004. This increase reflects the increase in short term interest rates as well and the impact of lower volumes of short-term borrowings during the quarter ended June 30, 2005 compared to the same quarter in the prior year. Short-term borrowings averaged $3.1 million for the quarter ended June 30, 2005 compared to an average of $24.0 million for the quarter ended June 30, 2004. The cost of the short-term borrowings is less than the average cost of the $20 million long-term advance which was outstanding in both periods. The increase in average cost of interest-bearing liabilities increased interest expense by approximately $488,000 while the decrease in the average interest-bearing liabilities decreased interest expense by approximately $49,000.

      The  following   table  presents   average   balances  and  average  rates
earned/paid by the Company for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004.

                                                    Three Months Ended               Three Months Ended
                                                      June 30, 2005                    June 30, 2004
                                            --------------------------------  -------------------------------
                                                                 (Dollars in Thousands)
                                             Average               Average    Average               Average
                                             Balance    Interest  Yield/Cost  Balance    Interest  Yield/Cost
                                             -------    --------  ----------  -------    --------  ----------
Assets:
Loans receivable (1) ....................   $234,199       3,605      6.16%   $231,111   $  2,812     4.87%
Investment securities(2) ................    113,011       1,151      4.07     122,717      1,288     4.20
Interest-bearing overnight deposits .....      3,983          29      2.88       2,796          6     0.93
                                            --------    --------    ------   ---------   --------   ------
     Total interest-earning assets (3) ..    351,193       4,785      5.45     356,624      4,106     4.61
Non interest-earning assets .............     20,494                            20,466
                                            --------                          --------
     Total assets .......................   $371,687                          $377,090
                                            ========                          ========

Liabilities and stockholders' equity
Interest-bearing
checking ................................     35,073          26      0.29      36,805         19     0.21
Money market investment accounts ........     16,818          42      0.99      19,884         33     0.67
Passbook and statement savings ..........     29,375          54      0.73      30,943         47     0.61
Certificates of deposit .................    175,835       1,189      2.71     160,827        725     1.80
FHLB advances ...........................     23,088         298      5.16      43,967        346     3.14
                                            --------    --------    ------    --------   --------   ------
     Total interest-bearing liabilities..    280,189       1,609      2.30     292,426      1,170     1.60



Noninterest-bearing liabilities .........     25,729                           21,411
                                            --------                         --------
     Total liabilities ..................    305,918                          313,837
Stockholders' equity ....................     65,769                           63,253
                                            --------                         --------
     Total liabilities and stockholders'
       equity ...........................    371,687                         $377,090
                                            ========                         ========
Net interest income .....................               $  3,176                         $  2,936
                                                        ========                         ========
Interest rate spread ....................                             3.15%                           3.01%
                                                                    ======                          ======
Net interest margin (4) .................                             3.62%                           3.29%
                                                                    ======                          ======
Ratio of average interest-earning assets
to average interest-bearing liabilities..                           125.34%                         121.95%
                                                                    ======                          ======

----------------------
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)   Includes FHLB of Atlanta stock.
(3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(4) Represents net interest income divided by the average balance of interest-earning assets.

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

      The provision for loan losses was $60,000 and net charge-offs were $42,000 for the three months ended June 30, 2004 compared with a provision of $500,000, and net charge-offs of $4,000 for the three months ended June 30, 2005. At June 30, 2005, the Company established a specific loan valuation reserve of $794,000 on a $3.5 million credit that has been identified as a potential loan problem. This specific reserve increased the provision for the quarter ended June 30, 2005. Nonperforming loans at June 30, 2005 and September 30, 2004 were $2.8 million and $4.0 million, respectively. Approximately $2.2 million of nonperforming loans at June 30, 2005 consist of one commercial relationship which is not necessarily indicative of the credit quality of the entire portfolio. See "-- Asset Quality" for further information.

      Other Income. Other income decreased $162,000 from $686,000 for the three months ended June 30, 2004 to $524,000 for the three months ended June 30, 2005. Mortgage banking income, net decreased $25,000 from $126,000 for the three months ended June 30, 2004 to $101,000 for the three months ended June 30, 2005. The lower fee income reflects lower volumes of mortgage loan originations and sales. We sold loans totaling $6.0 million in the three months ended June 30, 2005 compared with sales of $7.5 million in the previous year for the comparable period. Given the current level of mortgage interest rates, the Company believes that mortgage banking income will continue to decrease in future quarters due to lower refinancing activity. The Company recorded a gain of $143,000 on the sale of real estate that had previously served as one of the Company's branch offices. This gain was included in other income for the quarter ended June 30, 2004. There was no such gain reported in the quarter ended June 30, 2005 and other income decreased to $72,000 from the $208,000 which was reported in the three months ended June 30, 2004.

      Operating Expenses. Total operating expenses were $2.1 million for each of the three months ended June 30, 2005 and 2004. The Company has been able to control expenses during this period of slower asset growth and lower lending volumes.

      Income Tax Expense. Income tax expense decreased $113,000 from tax expense of $516,000 for the three months ended June 30, 2004 to $403,000 for the three months ended June 30, 2005. The effective tax rates were 35.3% and 34.7% for the three months ended June 30, 2005 and 2004, respectively. The increase in the effective tax rate was primarily due to a relative decrease in tax-exempt income compared to the prior year.

Comparison of Operating Results for the Nine Months Ended June 30, 2005 and 2004

      Net Income. We recorded net income of $2.5 million for each of the nine months ended June 30, 2005 and 2004. For the nine months ended June 30, 2005, basic and diluted earnings per share were $0.88 and $0.84, respectively. The Company reported basic and diluted earnings per share for the nine months ended June 30, 2004 of $0.89 and $0.85, respectively. Comparing the results for the nine months ended June 30, 2005 to the previous year, the Company had an increase in net interest income which was offset by increased provision for loan losses and a decrease in non-in other income. The increase in the net interest income resulted from improved net interest margins and increased net interest earning assets. The average prime interest rate for the nine months ended June 30, 2005 was 5.45%, an increase of 145 basis points from 4.00%, which was the average prime for the nine months ended June 30, 2004. The rate increase caused a greater increase in the average yield on earning assets than the average rate paid on interest-bearing liabilities.

      Net Interest Income. Net interest income, the difference between interest earned on loans and investments and interest paid on interest-bearing liabilities, increased by $784,000 or 9.2% for the nine months ended June 30, 2005, compared to the same nine months in the prior year. This increase reflects a $1.5 million increase in interest income that was partially offset by the $743,000 increase in total interest expense. The average net interest rate spread increased 14 basis points from 2.97% for the nine months ended June 30, 2004 to 3.11% for the nine months ended June 30, 2005.

      Interest Income. The increase in interest income for the nine months ended June 30, 2005 was due to a increase in yield on interest-earning assets of 49 basis points from 4.67% for the nine months ended June 30, 2004 to 5.16% for the nine months ended June 30, 2005 combined with an increase of $5.6 million in average interest-earning assets compared to the same period in the prior year. The increased volume of average interest-earning assets increased interest income by approximately $200,000 and the increased yield increased interest income by approximately $1.3 million. Average loans receivable increased $4.9 million, average investment securities increased $576,000, and average interest-bearing overnight funds increased $196,000 compared with the prior year.

      Interest Expense. Interest expense increased in the nine months ended June 30, 2005 due to an increase in the cost of interest-bearing liabilities of 35 basis points from 1.70% for the nine months ended June 30, 2004 to 2.05% for the nine months ended June 30, 2005. This was partially offset by the decrease in average interest-bearing liabilities of $342,000 compared to the prior year. Average deposits increased by $8.0 million and average FHLB advances decreased $8.3 million for the nine months ended June 30, 2005 compared to the same nine months in the prior year. The increase in the average cost of interest-bearing liabilities increased interest expense by approximately $882,000. The decrease in average interest-bearing liabilities decreased interest expense by approximately $138,000.

      The  following   table  presents   average   balances  and  average  rates
earned/paid by the Company for the nine months ended June 30, 2005 compared to the nine months ended June 30, 2004.

                                                  Nine Months Ended                Nine Months Ended
                                                    June 30, 2005                    June 30, 2004
                                            --------------------------------  ------------------------------
                                                                (Dollars in Thousands)
                                            Average                Average    Average              Average
                                            Balance    Interest   Yield/Cost  Balance   Interest  Yield/Cost
                                            -------    --------   ----------  -------   --------  ----------
Assets:
Loans receivable (1) ...................    233,687    $ 10,066      5.74%   $228,827   $  8,495     4.95%
Investment securities (2) ..............    114,056       3,500      4.09     113,480      3,588     4.22
Interest-bearing overnight deposits ....      3,752          68      1.23       3,556         24     0.89
                                           --------    --------    ------    --------   --------   ------
     Total interest-earning assets (3) .    351,495      13,634      5.16     345,863     12,107     4.67
Non interest-earning assets ............     20,527                            20,896
                                           --------                          --------
     Total assets ......................   $372,022                          $366,759
                                           ========                          ========

Liabilities and stockholders' equity:
Interest-bearing checking ..............     35,498          72      0.27      36,148         57     0.21
Money market investment accounts .......     16,800         125      0.99      19,565         98     0.67
Passbook and statement savings .........     29,701         156      0.70      30,377        139     0.61
Certificates of deposit ................    172,537       3,027      2.34     160,476      2,335     1.94
FHLB advances ..........................     27,571         957      4.63      35,883        965     3.58
                                           --------    --------    ------    --------   --------   ------
     Total interest-bearing liabilities     282,107       4,337      2.05     282,449      3,594     1.70
Noninterest-bearing liabilities ........     23,985                            21,060
                                           --------                          --------
     Total liabilities .................    306,092                           303,509
Stockholders' equity ...................     65,930                            63,250
                                           --------                          --------
     Total liabilities and stockholders'
       equity ..........................   $372,022                          $366,759
                                           ========                          ========

Net interest income ....................               $  9,297                         $  8,513
                                                       ========                         ========
Interest rate spread ...................                             3.11%                           2.97%
                                                                  =======                          ======
Net interest margin (4) ................                             3.51%                           3.28%
                                                                  =======                          ======
Ratio of average interest-earning assets
 to average interest-bearing liabilities                           124.60%                         122.45%
                                                                  =======                          ======

----------------------
(1) Includes nonaccrual loans and loans held for sale, net of discounts and allowance for loan losses.
(2)   Includes FHLB of Atlanta stock.
(3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

(4)   Represents  net  interest   income  divided  by  the  average  balance  of
      interest-earning assets.

      Provision For Loan Losses. The provision for loan losses is charged to earnings to maintain the total allowance for loan losses at a level considered adequate to absorb estimated probable losses inherent in the loan portfolio based on existing loan levels and types of loans outstanding, non-performing loans, prior loan loss experience, general economic conditions and other factors. Provisions for loan losses totaled $890,000 and $180,000 for the nine months ended June 30, 2005 and 2004, respectively. The provision for loan losses was impacted by the increase the loan charge-offs and an increase in specific reserves for impaired loans. Net loan charge-offs for the nine months ended June 30, 2005 and 2004 were $655,000 and $126,000, respectively. The most significant chargeoff during the nine months ended June 30, 2005 totaled $620,000 related to one credit.

      Other Income. Other income was $1.6 million and $1.8 million for the nine months ended June 30, 2005 and 2004, respectively. Customer fees increased $89,000 to $788,000 for the nine months ended June 30, 2005 compared with the $699,000 reported in the prior year. This increase was the result of increased deposit service charges and loan late charges compared with the prior year. Commissions from sales of annuities and mutual funds decreased $34,000 from $263,000 for the nine months ended June 30, 2004 to $229,000 for the nine months ended June 30, 2005. This decrease results from lower sales of annuities and mutual funds. The Company recorded gains on sales of investments of $185,000 in the nine months ended June 30, 2004 compared to a loss of $2,000 in the nine months ended June 30, 2005. Mortgage banking income, net decreased $23,000 from $337,000 for the nine months ended June 30, 2004 to $314,000 for the nine months ended June 30, 2005. The lower fee income reflects lower volumes of mortgage loan originations and sales. We sold loans totaling $18.0 million in the nine months ended June 30, 2005 compared with sales of $21.1 million in the previous year for the comparable period.

      Operating Expenses. Total operating expenses were $6.2 million for each of the nine months ended June 30, 2005 and 2004, respectively. The Company has been able to control expenses during this period of slower asset growth.

      Income Tax Expense. Income tax expense was $1.4 million for each of the nine months ended June 30, 2005 and 2004. The effective tax rates were 35.5% and 35.7% for the nine months ended June 30, 2005 and 2004, respectively.

Commitments, Contingencies and Off-Balance Sheet Risk

      The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

      Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

                                                         June 30, 2005      September 30, 2004
                                                         -------------      ------------------
                                                                     (In thousands)
Commitments to originate new loans                           $ 4,052              $ 2,177
Commitments to originate new loans held for sale                 117                   --
Unfunded commitments to extend credit under existing
     equity line and commercial lines of credit               65,554               55,357
Commercial letters of credit                                   2,150                2,055
Commitments to sell loans held for sale                        1,344                2,174

      Commitments to originate new loan include six unrelated commercial real estate loans totaling $3.7 million. The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

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

      Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At June 30, 2005, the aggregate fair value of these commitments exceeded the book value of the loans to be sold.

Contractual Obligations

As of June 30, 2005:

                                          Payments Due by Period
                                          ----------------------
                                          (Dollars in thousands)

                           Less than
                             1 year   1-3 years  4-5 years Over 5 years   Total
                            --------   --------   --------   --------   --------

Deposits                    $238,425   $ 25,966   $  9,976   $     --   $274,367

Advances from
   Federal Home Loan Bank      8,000     20,000         --         --     28,000
Lease obligations                 20         42         42          5        109
                            --------   --------   --------   --------   --------
Total contractual cash
    obligations             $246,445   $ 46,008   $ 10,018   $      5   $302,476
                            ========   ========   ========   ========   ========

Asset Quality

      At June 30, 2005, the Company had approximately $3.1 million in nonperforming assets (nonaccrual loans and real estate owned) or 0.83% of total assets. At September 30, 2004, nonperforming assets were $4.0 million or 1.05% of total assets. At June 30, 2005 and September 30, 2004, impaired loans totaled $5.9 million (of which $2.4 were on nonaccrual status) and $3.8 million (all of which were on nonaccrual status), respectively, as defined by Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." The most significant impaired loans at June 30, 2005 result from two unrelated commercial loans secured by commercial real estate and business assets in Alamance County. At June 30, 2005, the combined loan balances of these two relationships totaled $5.7 million. The average carrying value of impaired loans was $3.2 million during the nine months ended June 30, 2005. Interest income of $97,000 has been recorded on impaired loans in the nine months ended June 30, 2005. The Bank's net charge-offs for the nine months ended June 30, 2005 were $655,000. The Bank's allowance for loan losses was $4.2 million and $4.0 million at June 30, 2005 and September 30, 2004, respectively, and the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.76% and 1.68% at June 30, 2005 and September 30, 2004, respectively.

      At June 30, 2005, the Company had one $3.5 million loan relationship which is not currently classified as nonaccrual, 90 days past due or restructured, but where known financial information about possible credit problems causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See "--Provision For Loan Losses" for information concerning the specific reserve on this loan.

      The following table presents an analysis of our nonperforming assets:

                                                     At           At           At
                                                  June 30,   September 30,   June 30,
                                                    2005         2004         2004
                                                  ---------    ---------    ---------
Non-performing loans:                                   (Dollars in thousands)
Nonaccrual loans                                  $   2,370    $   3,962    $   4,007
Loans 90 days past due and accruing                     430           --           --
Restructured loans                                       --           --           --
                                                  ---------    ---------    ---------
    Total non-performing loans                        2,800        3,962        4,007
Other real estate                                       301           26           17
                                                  ---------    ---------    ---------
    Total non-performing assets                   $   3,101    $   3,979    $   4,033
                                                  =========    =========    =========

Non-performing loans to loans receivable, net          1.17%        1.72%        1.74%
Non-performing assets as a percentage
 of loans and other real estate owned                  1.30%        1.72%        1.75%
Non-performing assets to total assets                  0.83%        1.05%        1.06%


      Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At June 30, 2005, we had $6.9 million in classified assets consisting of $6.6 million in substandard loans, $4,000 in loans classified as loss and $301,000 in real estate owned. At September 30, 2004, we had $4.7 million in classified assets consisting of $4.7 million in substandard loans and $17,000 in real estate owned. At June 30, 2004, we had $4.8 million in classified assets consisting of $4.8 million in substandard loans, $7,000 in loss loans and $26,000 in real estate owned.

      In addition to regulatory classifications, we also classify as "special mention" and "watch" assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At June 30, 2005, we have identified approximately $923,000 in assets classified as special mention and $25.4 million as watch. At June 30, 2004, we had identified approximately $4.8 million in assets classified as special mention and $28.0 million as watch.

      The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                          Three Months Ended June 30,  Nine Months Ended June 30,
                                            -----------------------     -----------------------
                                              2005          2004          2005          2004
                                            ---------     ---------     ---------     ---------
                                                           (Dollars in thousands)
Balance at beginning period                 $   3,695     $   3,892     $   3,956     $   3,856
                                            ---------     ---------     ---------     ---------

Loans charged off                                  (5)          (42)         (657)         (126)
                                            ---------     ---------     ---------     ---------

Recoveries                                          1            --             2            --
                                            ---------     ---------     ---------     ---------

Net loans charged off                              (4)          (42)         (655)         (126)
                                            ---------     ---------     ---------     ---------

Provisions for losses                             500            60           890           180
                                            ---------     ---------     ---------     ---------
Balance at end of period                    $   4,191     $   3,910     $   4,191     $   3,910
                                            =========     =========     =========     =========

Average loans outstanding                   $ 234,199     $ 231,111     $ 233,687     $ 228,827
                                            =========     =========     =========     =========

Ratio of net loans charged off to average
   loans outstanding during the period          .0017%        .0182%        .2803%        .0551%
                                            =========     =========     =========     =========

Liquidity and Capital Resources

      The Bank must meet certain liquidity requirements established by the State of North Carolina Office of the Commissioner of Banks (the "Commissioner"). At June 30, 2005, the Bank's liquidity ratio exceeded such requirements. Liquidity generally refers to the Bank's ability to generate adequate amounts of funds to meet its cash needs. Adequate liquidity guarantees that sufficient funds are available to meet deposit withdrawals, fund loan commitments, maintain adequate reserve requirements, pay operating expenses, provide funds for debt service, pay dividends to stockholders and meet other general commitments.

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

      Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2005, cash and cash equivalents totaled $8.9 million. We have other sources of liquidity should we need additional funds. During the three and nine months ended June 30, 2005, we sold loans totaling $6.0 million and $17.9 million, respectively. Additional sources of funds include FHLB of Atlanta advances. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $88.9 million at June 30, 2005.

      We anticipate that we will have sufficient funds available to meet our current commitments. At June 30, 2005, we had $4.2 million in commitments to originate new loans, $65.6 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $2.2 million in standby letters of credit. At June 30, 2005, certificates of deposit, which are scheduled to mature within one year, totaled $142.4 million. We believe that a significant portion of such deposits will remain with us.

      The Federal Deposit Insurance Corporation ("FDIC") requires the Bank to meet a minimum leverage capital requirement of Tier I capital to assets ratio of 4%. The FDIC also requires the Bank to meet a ratio of total capital to risk-weighted assets of 8%, of which 4% must be in the form of Tier I capital. The Commissioner requires the Bank at all times to maintain certain minimum capital levels. The Bank was in compliance with all capital requirements of the FDIC and the Commissioner at June 30, 2005 and is deemed to be "well capitalized."

      The Federal Reserve also mandates capital requirements on all bank holding companies, including 1st State Bancorp, Inc. These capital requirements are similar to those imposed by the FDIC on the Bank. At June 30, 2005, the Company was in compliance with the capital requirements of the Federal Reserve.

      The Company's equity to asset ratio at June 30, 2005 was 17.7%. The Company's capital level is sufficient to support future growth.

      The Company has declared cash dividends per common share of $0.10 for each of the three months ended June 30, 2005, September 30, 2004 and June 30, 2004. The Company's ability to pay dividends is dependent upon earnings. The Company's dividend payout ratio for the three months ended June 30, 2005, September 30, 2004 and June 30, 2004 was 40.0%, 31.3% and 30.3%, respectively.

Accounting Matters

      In March 2004, the SEC released Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments. This bulletin requires all registrants to begin accounting for their issued loan commitments (including interest rate lock commitments) subject to Statement 133 as written options. Treatment as a written option would require those loan commitments to be reported as liabilities until either they are exercised (and a loan is made) or they expire unexercised. Staff Accounting Bulletin No. 105 must be applied to loan commitments that are issued after June 30, 2004. The adoption of Staff Accounting Bulletin No. 105 did not have a material impact on the consolidated financial statements.

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

      The Bank had been named as a co-defendant in a lawsuit brought by minority stockholders of a corporation against the majority stockholders of the corporation. A director of the Company and the Bank, along with family members, is the majority stockholder of the corporation, which had previously had loans outstanding from the Bank. During the quarter ended December 31, 2004, these loans were paid off in full. The Bank settled this lawsuit in July 2005 for an immaterial amount.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   Not applicable.

      (b)   Not applicable.

      (c) The following table sets forth information regarding the Company's repurchases of its common stock during the quarter ended June 30, 2005.

                                                                        (c)              (d)
                                                                 Total Number of       Maximum
                                     (a)                       Shares Purchased    Number of Shares
                                    Total           (b)            as Part of      that May Yet Be
                                  Number of        Average          Publicly       Purchased Under
                                    Shares       Price Paid     Announced Plans      the Plans or
      Period                     Purchased        per Share        or Programs         Programs
      ------                     ---------        ---------        -----------         --------

April 2005
Beginning date: April 1             4,880          $29.10              4,880            227,123 (1)
Ending date:  April 30

May 2005
Beginning date: May 1
Ending date:  May 31

June 2005
Beginning date: June 1
Ending date: June 30

Total                               4,880          $29.10              4,880


-------------------------------
(1) On November 17, 2004, the Company announced a 10% stock repurchase program to acquire up to 296,232 shares of the Company's stock over a period of 24 months. These share purchases were a part of this repurchase program.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        None.

Item 6. Exhibits

        The following exhibits are filed herewith:

        31.1    Rule 13a-14(a) Certification of Chief Executive Officer

        31.2    Rule 13a-14(a) Certification of Chief Financial Officer

        32      Section 1350 Certifications

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               1st STATE BANCORP, INC.


Date:  August 11, 2005         /s/ James C. McGill
                               -------------------------------------------------
                               James C. McGill
                               President and Chief Executive Officer
                               (Principal Executive Officer)


Date:  August 11, 2005         /s/ A. Christine Baker
                               -------------------------------------------------
                               A. Christine Baker
                               Executive Vice President, Treasurer and Secretary
                               (Principal Financial and Accounting Officer)