Form 10-K
period 2005-09-30
1ST STATE BANCORP INC
filed 2005-12-29
CIK 1074078

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 0-25859

1st STATE BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Virginia	56-2130744
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

445 S. Main Street, Burlington, North Carolina	27215
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 227-8861

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the 1,520,969 shares of common stock held by non-affiliates was approximately $44.8 million computed by reference to the closing sale price for the registrant’s commons stock on March 31, 2005 as reported on The Nasdaq National Market. For purposes of this calculation, it is assumed that directors, executive officers and beneficial owners of more than 5% of the registrant’s outstanding voting stock are affiliates.

Number of shares of Common Stock outstanding as of December 14, 2005: 2,898,637

PART I

Item1.	Business

General

1st State Bancorp, Inc. We organized 1st State Bancorp, Inc. (the “Company”) in November 1998 to be the holding company for 1st State Bank, Burlington, North Carolina (the “Bank”), following the Bank’s conversion from mutual to stock form (the “Stock Conversion”), and then as a bank holding company of 1st State Bank following its conversion from a North Carolina chartered savings bank to a North Carolina commercial bank (the “Bank Conversion”). 1st State Bancorp acquired all the outstanding stock of 1st State Bank in connection with the Stock Conversion on April 23, 1999. Prior to that time, the Company did not own assets or conduct operations. 1st State Bancorp is primarily engaged in the business of directing, planning and coordinating the business activities of 1st State Bank. Currently, 1st State Bancorp does not maintain offices separate from those of 1st State Bank nor employ any persons other than its officers who are not separately compensated for their service.

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

Forward-Looking Statements

When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in our market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, competition and information provided by third-party vendors that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We wish to advise readers that the factors listed above could affect our financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Pending Merger

On June 29, 2005, Capital Bank Corporation, a North Carolina corporation (“CBC”), and the Company entered into a definitive merger agreement, pursuant to which the Company will merge with and into CBC (the “Merger”). Under the terms of the merger agreement, each share of the Company’s common stock will be automatically converted into the right to receive, at the election of the holder, either: (i) 0.691829 shares of CBC common stock multiplied by an exchange ratio plus an amount equal to $11.4486 in cash, (ii) 1.0 share of CBC common stock multiplied by an exchange ratio, or (iii) an amount equal to $37.15 in cash. The exchange ratio is equal to $37.15 divided by the average of the daily closing sales price of CBC’s common stock on Nasdaq during the 20 trading day period ending three business days prior to the closing date (the “Average Closing Price”).

Pursuant to the merger agreement, the Average Closing Price can be no higher than $18.00 per share and if it is less than $15.00 per share, the Company will have the option to (x) consummate the merger using the lower Average Closing Price, (y) set the Average Closing Price at $15.00 per share and pay the holders of the Company’s common stock receiving shares of CBC common stock in the Merger an amount in cash equal to $15.00 minus the lower Average Closing Price, or (z) set the Average Closing Price at $15.00 per share and pay no additional consideration to the holders of the Company’s common stock receiving CBC common stock in the transaction. If CBC chooses the option set forth in (z) above, the Company will have the right to terminate the transaction. Finally, certain allocation procedures will be used to cause the mix of stock and cash consideration to be paid to the Company’s shareholders to be approximately 65%/35%, respectively. The completion of the merger is subject to approval by the shareholders of both companies, regulatory approvals and normal and customary closing conditions and is expected to be completed in January 2006.

Market Area

We conduct most of our business in Alamance County in north central North Carolina, located on the Interstate 85 corridor between the Piedmont Triad and Research Triangle. Historically, the Alamance County economy has been heavily dependent on the textile industry. During the past 20 years, the economy has diversified to some extent, with increasing employment in the areas of insurance, banking, manufacturing and services. Nevertheless, the economy in Alamance County continues to be heavily dependent on the textile industry. Major employers in the area include LabCorp, Burlington Industries, Alamance – Burlington Schools, Glen Raven Mills. Great American Knitting, Culp, Elon University and Alamance Health Services.

Lending Activities

Loan Portfolio Composition. At September 30, 2005, our gross loan portfolio totaled $236.0 million and represented 64.2% of total assets. The following table sets forth information relating to the composition of our loan portfolio by type of loan at the dates indicated. At September 30, 2005, we had no concentrations of loans exceeding 10% of gross loans other than as disclosed below. Excluded from this table are mortgage loans held for sale, which are presented separately on our consolidated balance sheets and in “Selected Consolidated Financial Information and Other Data”, Item 6 to this Annual Report.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate loans:
Single-family residential	$42,477	16.89%	$43,757	18.00%	$49,343	21.04%	$66,708	28.00%	$86,886	37.33%
Commercial	57,030	22.68	63,402	26.07	63,538	27.09	34,431	14.45	40,957	17.60
Home equity	37,920	15.08	37,016	15.22	29,188	12.44	24,878	10.44	22,167	9.52
Construction	38,437	15.29	24,728	10.17	16,736	7.14	33,080	13.88	19,230	8.26

Total real estate loans	175,864	69.94	168,903	69.46	158,805	67.71	159,097	66.77	169,240	72.71
Commercial	71,180	28.31	69,649	28.64	70,054	29.87	72,061	30.24	56,938	24.46
Consumer	4,404	1.75	4,620	1.90	5,684	2.42	7,117	2.99	6,583	2.83

	251,448	100.00%	243,172	100.00%	234,543	100.00%	238,275	100.00%	232,761	100.00%

Less:
Construction loans in process	(15,519)		(7,436)		(4,870)		(14,273)		(6,573)
Deferred costs and (fees)	30		(17)		(92)		(223)		(291)
Allowance for loan losses	(4,292)		(3,956)		(3,856)		(3,732)		(3,612)

Total	$231,677		$231,763		$225,725		$220,047		$222,285

Loan Maturity Schedule. The following table sets forth certain information at September 30, 2005 regarding the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments, such as lines of credit, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of mortgage loans and may cause our repayment experience to differ from that shown below.

	Due During the Year Ending September 30, 2006	Due After 1 Through 5 Years After September 30, 2005	Due After 5 Years After September 30, 2005	Total
	(In thousands)
Real estate loans:
Single-family residential	$2,515	$7,764	$32,198	$42,477
Commercial	11,355	18,709	26,966	57,030
Home equity	2,554	2,952	32,414	37,920
Construction	9,813	9,199	3,906	22,918
Commercial	51,137	15,714	4,329	71,180
Consumer	2,295	2,077	32	4,404

Total	$79,669	$56,415	$99,845	$235,929

The following table sets forth at September 30, 2005, the dollar amount of all loans due one year or more after September 30, 2005 which have predetermined interest rates and have floating or adjustable interest rates.

	Predetermined Rate	Floating or Adjustable Rates	Total
	(In thousands)
Real estate loans:
Single-family residential	$15,272	$24,690	$39,962
Commercial	11,872	33,803	45,675
Home equity	—	35,366	35,366
Construction	1,830	11,275	13,105
Commercial	4,127	15,916	20,043
Consumer	1,775	334	2,109

Total	$34,876	$121,384	$156,260

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

The following table sets forth certain information with respect to our loan origination, purchase and sale activity for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Loans originated:
Real estate loans:
Single-family residential	$24,249	$30,549	$100,076
Commercial	10,849	7,511	16,505
Home equity	15,795	18,692	20,469
Construction	29,791	18,029	9,808

Total real estate loans	80,684	74,781	146,858
Commercial	27,413	33,601	33,830
Consumer	2,750	3,867	5,730

Total loans originated	$110,847	$112,249	$186,418

Loans purchased:
Real estate loans	$130	$230	$50
Other loans	—	—	—

Total loans purchased	$130	$230	$50

Loans sold (1)	$22,183	$27,116	$103,739

(1)	All loans sold were whole loans.

We obtain our loan originations from a number of sources, including referrals from depositors, borrowers and realtors, repeat customers, advertising and calling officers, as well as walk-in customers. We also advertise in local media and participate in various community organizations and events. Real estate loans are originated by our loan officers. All of our loan officers are salaried and are eligible to receive commissions for loans originated. We accept loan applications at our offices and do not originate loans on an indirect basis such as through arrangements with automobile dealers. In all cases, we have final approval of the application. Historically, we have purchased limited quantities of loans. During the years ended September 30, 2005, 2004 and 2003, virtually all loans purchased were small participation interests in multi-family residential real estate loans to finance low income housing.

In recent years, and particularly during the years ended September 30, 2005, 2004 and 2003, we have sold the majority of fixed-rate, single-family mortgage loans that we originated. During the years ended September 30, 2005, 2004 and 2003, we sold $22.2 million, $27.1 million and $103.7 million, respectively, of such loans. Typically, in lower interest rate environments, we sell fixed-rate, single-family mortgage loans with terms of 15 years or more, except in cases where the interest rate is sufficient to compensate us for the risk of retaining a long-term, fixed-rate loan in our portfolio. Most loans have been sold to private purchasers with servicing released. In addition, we sell a smaller amount of loans in the secondary market to the Federal Home Loan Mortgage Corporation. We retain servicing on loans sold to the Federal Home Loan Mortgage Corporation.

Loan Underwriting Policies. We have established written, nondiscriminatory underwriting standards and loan origination procedures. We obtain detailed loan applications to determine the borrower’s ability to repay, and verify the more significant items on these applications through the use of credit reports, financial statements and confirmations. Individual officers have been granted authority by the board of directors to approve mortgage, consumer and commercial loans up to varying specified dollar amounts, depending upon the type of loan. A loan committee consisting of our President, Executive Vice President, Chief Financial Officer, senior credit officer and head of mortgage lending has authority to approve any loan in an amount exceeding individual lending authorities where our total loans to that borrower would not exceed $350,000. Our executive committee, which consists of the Chairman of the Board, the President, two additional board members that serve on a permanent basis and one board member selected on a rotating basis that serves for a three-month period, has authority to approve any loan where our total loans to that borrower would not exceed $1.0 million. Loans above that amount may not be made unless approved by the full board of directors. These authorities are based on aggregate borrowings of an individual or entity. On a monthly basis, the executive committee reviews the actions taken by the loan committee and the full board of directors reviews the actions taken by the executive committee.

Applications for single-family real estate loans are underwritten and closed in accordance with the standards of Federal Home Loan Mortgage Corporation. Generally, upon receipt of a loan application from a prospective borrower, we order a credit report and verifications to confirm specific information relating to the loan applicant’s employment, income and credit standing. If a proposed loan is to be secured by a mortgage on real estate, we usually obtain an appraisal of the real estate from an appraiser approved by us and licensed by the State of North Carolina. Except when we become aware of a particular risk of environmental contamination, we generally do not obtain a formal environmental report on real estate at the time a loan is made.

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

We are permitted to lend up to 95% of the lesser of the appraised value or the purchase price of the real property securing a mortgage loan. However, if the amount of a residential loan originated or refinanced exceeds 80% of the appraised value, our policy generally is to obtain private mortgage insurance at the borrower’s expense on that portion of the principal amount of the loan that exceeds 80% of the appraised value of the property. We will make a single-family residential mortgage loan with up to a 95% loan-to-value ratio if the required private mortgage insurance is obtained. We generally limit the loan-to-value ratio on commercial real estate mortgage loans to 80%, although the loan-to-value ratio on commercial real estate loans in limited circumstances has been as high as 90%. We limit the loan-to-value ratio on multi-family residential real estate loans to 80%.

Under applicable law, with certain limited exceptions, loans and extensions of credit by a financial institution to a person outstanding at one time and not fully secured by collateral having a market value at least equal to the amount of the loan or extension of credit shall not exceed 15% of net worth plus the general loan loss reserve. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of net worth. Applicable law additionally authorizes financial institutions to make loans to one borrower, for any purpose:

•	in an amount not to exceed $500,000;

•	in an amount not to exceed the lesser of $30,000,000 or 30% of net worth to develop residential housing, provided (a) the purchase price of each single-family dwelling in the development does not exceed $500,000, and (b) the aggregate amount of loans made under this authority does not exceed 150% of net worth; or

•	loans to finance the sale of real property in satisfaction of debts previously contracted in good faith, not to exceed 50% of net worth.

Under these limits, our loans to one borrower were limited to $9.6 million at September 30, 2005. At that date, we had no lending relationships in excess of the loans-to-one-borrower limit. At September 30, 2005, our ten largest lending relationships ranged in size from $4.3 million to $8.4 million.

Single-Family Residential Real Estate Lending. We historically have been and continue to be an originator of single-family residential real estate loans in our market area. At September 30, 2005, single-family residential mortgage loans, excluding home equity loans, totaled $42.5 million, or 16.9% of our gross loan portfolio.

We originate fixed-rate mortgage loans at competitive interest rates. At September 30, 2005, $15.3 million, or 6.5%, of our gross loan portfolio was comprised of fixed-rate single-family mortgage loans. Generally, in the current interest rate environment, we have been retaining fixed-rate mortgages with maturities of ten years or less while fixed-rate loans with longer maturities may be retained in the portfolio or sold in the secondary market.

We also offer adjustable-rate residential mortgage loans. The adjustable-rate loans we currently offer have interest rates which adjust every one, three or five years from the closing date of the loan or on an annual basis commencing after an initial fixed-rate period of three or five years in accordance with a designated index, plus a stipulated margin. The primary index we utilize is the weekly average yield on the one year U.S. Treasury securities adjusted to a constant comparable maturity equal to the loan adjustment period, as made available by the Federal Reserve Board (the “Treasury Rate”). The maximum adjustment on the bulk of our loans is 2% per adjustment period with a maximum aggregate adjustment of 6% over the life of the loan. We offer adjustable-rate mortgage loans that provide for initial rates of interest slightly below the rates that would prevail when the index used for repricing is applied, i.e., “teaser” rates. All of our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At September 30, 2005, $27.2 million, or 64.1%, of our single-family residential mortgage loans were adjustable-rate loans.

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

Commercial Real Estate Lending. Our commercial real estate loan portfolio includes loans secured by small office buildings, commercial and industrial buildings and small apartment buildings. These loans generally range in size from $100,000 to $4.2 million. At September 30, 2005, our commercial real estate loans totaled $57.0 million, which amounted to 22.7%, of our gross loan portfolio. We originate commercial real estate loans for terms of up to 15 years and with interest rates that adjust daily based on our prime rate plus a negotiated margin typically up to 1% or that carry predetermined rates fixed for one, three or five years.

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

Home Equity Loans. At September 30, 2005, we had approximately $37.9 million in home equity line of credit loans, representing approximately 15.1% of our gross loan portfolio. Our home equity lines of credit generally have adjustable interest rates tied to our prime interest rate plus a margin. Home equity lines of credit must be repaid in 15 years or less and require monthly interest payments. Home equity lines of credit generally are secured by subordinate liens against residential real property. We require that fire and extended coverage casualty insurance and, if appropriate, flood insurance, be maintained in an amount at least sufficient to cover the loan. Home equity loans generally are limited so that the amount of such loans, along with any senior indebtedness, does not exceed 80% of the value of the real estate security. We have promoted home equity loans to our customers over the past few years and have seen growth in the outstanding balances of this category of loans.

Construction Lending. We offer residential and commercial construction loans, with a significant portion of such loans originated to date being for the construction of owner-occupied, single-family dwellings in our market area. Residential construction loans are offered primarily to individuals building their primary or secondary residence, as well as to selected local developers to build single-family dwellings. In addition, on occasion, we make loans to selected local developers to acquire and develop land for sale to builders who will construct single-family residences in our market area. At September 30, 2005, we had $22.9 million of construction loans outstanding. This represents 9.7% of our loan portfolio.

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

We make construction loans to builders on either a pre-sold or speculative basis. However, we limit the number of outstanding loans on unsold homes under construction to individual builders, with the amount dependent on the financial strength of the builder, the present exposure of the builder, the location of the property and prior sales of homes in the development. At September 30, 2005, we have had speculative construction loans totaling $4.2 million, or 1.7% of our gross loan portfolio. At September 30, 2005, the largest exposure to one borrower for speculative construction was $3.2 million. Our residential construction loans to builders generally have adjustable interests rates set at our prime rate plus a margin typically up to 1% and adjust with changes in the prime rate, and are made for terms of up to 24 months.

Interest rates on commercial construction loans are based on the prime rate plus a negotiated margin typically up to 1%, adjustable, and are made for terms of up to 24 months, with construction terms generally not exceeding 12 months.

We make loans for the acquisition and development of land at a rate that adjusts daily, based on our prime rate plus a negotiated margin, for terms of up to three years. Interest only is paid during the term of the loan, and the principal balance of the loan is paid down as developed lots are sold to builders. At September 30, 2005, $8.2 million of our gross loan portfolio consisted of acquisition and development loans. We had seven such loans and all of these loans were performing in accordance with their terms at such date.

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

We consider construction financing generally to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost, including interest, of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate and the borrower is unable to meet our requirements of putting up additional funds to cover extra costs or change orders, then we will demand that the loan be paid off and, if necessary, institute foreclosure proceedings or refinance the loan. If the estimate of value proves to be inaccurate, the collateral may not have sufficient value to assure full repayment. We have sought to minimize this risk by limiting construction lending to borrowers based in Alamance County who satisfy all credit requirements and whose loans satisfy all other underwriting standards which would apply to our permanent mortgage loan financing for the subject property. On loans to builders, we work only with selected builders with whom we have experience and carefully monitor the creditworthiness of the builders.

Commercial Lending. We originate commercial loans to small and medium-sized businesses in our market area. Our commercial borrowers are generally small businesses engaged in manufacturing, distribution or retailing, or professionals in healthcare, accounting and law. Commercial loans generally are made to finance the purchase of inventory, new or used equipment or commercial vehicles and for short-term working capital. Such loans generally are secured by equipment and inventory, and, if possible, cross-collateralized by a real estate mortgage, although commercial loans are sometimes granted on an unsecured basis. Commercial loans generally are made for terms of five years or less, depending on the purpose of the loan and the collateral, with loans to finance operating expenses made for one year or less, with interest rates that adjust at least annually at a rate equal to our prime rate plus a margin typically up to 1%. Generally, we make commercial loans in amounts ranging between $50,000 and $1.0 million. At September 30, 2005, commercial loans totaled $71.2 million, or 28.3%, of our gross loan portfolio.

We underwrite commercial loans on the basis of the borrower’s cash flow and ability to service the debt from earnings rather than on the basis of underlying collateral value, and we seek to structure such loans to have more than one source of repayment. The borrower is required to provide us with sufficient information to allow us to make our lending determination. In most instances, this information consists of at least two years of financial statements, a statement of projected cash flows, current financial information on any guarantor and any additional information on the collateral. For loans with maturities exceeding one year, we require that borrowers and guarantors provide updated financial information at least annually throughout the term of the loan.

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

Consumer Lending. Our consumer loans include automobile loans, savings account loans, unsecured lines of credit and miscellaneous other consumer loans, including unsecured loans. At September 30, 2005, our consumer loans totaled $4.4 million, or 1.8%, of our gross loan portfolio.

We generally underwrite automobile loans in amounts up to 80% of the lesser of the purchase price of the automobile or, with respect to used automobiles, the value as published by the National Automobile Dealers Association. The terms of most such loans do not exceed 60 months. We require that the vehicles be insured and that we be listed as loss payee on the insurance policy.

We make savings account loans for up to 90% of the depositor’s savings account balance. The interest rate is normally 2.5% above the annual percentage yield paid on the savings account. The account must be pledged as collateral to secure the loan. Interest generally is paid on a monthly basis.

Consumer lending affords us the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured, as is the case with lines of credit, or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, we consider the borrower’s credit history, an analysis of the borrower’s income and ability to repay the loan, and the value of the collateral.

Loan Fees and Servicing. We receive fees in connection with late payments and for miscellaneous services related to our loans and deposits. We also charge fees in connection with certain real estate loan originations. These fees can consist of origination, discount, application, construction and/or commitment fees, depending on the type of loan. Loan origination fees collected in excess of certain direct loan origination costs are deferred, and the net fee or cost is recognized over the contractual life of the related loans as an adjustment of the loan yield. In recent years, the net deferred loan origination fees have decreased as the result of a decrease in the underlying loans through refinancings, payoffs, sales and ongoing amortization. During this same time period, our net deferred loan origination costs have increased as a result of growth in commercial and home equity lines. We generally do not service loans for others except for mortgage loans we originate and sell with servicing retained. Mortgage servicing rights were $449,000 and $493,000 at September 30, 2005 and 2004, respectively. See Note 1 of Notes to Consolidated Financial Statements.

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

	At September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis (1)	$2,489	$3,962	$4,153	$4,204	$878

Accruing loans which are contractually past due 90 days or more	$—	$—	$—	$—	$—

Total nonperforming loans	$2,489	$3,962	$4,153	$4,204	$878

Total loans	$235,959	$235,719	$229,581	$223,779	$225,897

Non-performing loans as a percentage of total loans	1.05%	1.68%	1.81%	1.88%	0.39%

Other nonperforming assets (2)	$341	$17	$95	$183	$1,981

Loans modified in troubled debt restructuring	$—	$—	$—	$—	$—

(1)	Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.

(2)	Other nonperforming assets consist of property acquired through foreclosure or repossession.

During the year ended September 30, 2005, gross interest income of $168,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the year. Interest on such loans included in income during the year ended September 30, 2005 amounted to $134,000.

At September 30, 2005, there were no loans which are not currently classified as nonaccrual, 90 days past due or restructured, but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See “— Classified Assets” for information regarding classified assets.

At September 30, 2005, we had $2.5 million of nonaccrual loans, which consisted of three one-to four- family mortgage loans, one construction loan, six commercial and commercial real estate loans and five consumer loans. At September 30, 2005, real estate owned totaled $341,000. Real estate owned consists of three one-to-four family dwellings in Alamance County.

At September 30, 2005, we had impaired loans with two unrelated borrowers of $5.9 million of which $2.2 million were on nonaccrual status. The related allowance for loan losses on these loans was $900,000. The average carrying value of impaired loans was $4.8 million for the year ended September 30, 2005. These loans are primarily secured by business assets and real estate properties in Alamance County.

Classified Assets. Regulations require that we classify our assets on a regular basis. In addition, in connection with examinations of insured institutions, examiners have authority to identify problem assets and if appropriate, classify them in their reports of examination. There are three regulatory classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful require a financial institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, a financial institution must either establish a specific allowance for loan losses in the amount of the portion of the asset classified loss, or charge off such amount. 1st State Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At September 30, 2005, we had $7.2 million in classified assets, consisting of $6.8 million in substandard loans, $341,000 in other real estate owned, and $8,000 of loans classified as loss.

In addition to regulatory classifications, we also classify as special mention and watch assets that are currently performing in accordance with their contractual terms but may be classified or become nonperforming assets in the future. At September 30, 2005, we have identified approximately $743,000 in assets classified as special mention and $26.2 million as watch.

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

Although we believe we use the best information available to make determinations with respect to the allowance for loan losses and believe such allowances are adequate, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations. We anticipate that our allowance for loan losses will increase in the future as we implement the board of directors’ strategy of continuing existing lines of business while gradually expanding commercial and consumer lending, which loans generally entail greater risks than single-family residential mortgage loans.

We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on prior loss experience, volume and type of lending we conduct, industry standards and past due loans in our loan portfolio. Our policies require the review of assets on a regular basis, and we assign risk grades to loans based on the relative risk of the credit, considering such factors as repayment experience, value of collateral, guarantors, etc. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $1,046,000, charge-offs were $716,000 and recoveries were $6,000 for the year ended September 30, 2005 compared with a provision of $240,000, charge-offs of $141,000 and recoveries of $1,000 for the year ended September 30, 2004.

The allowance for loan losses was $4.3 million at September 30, 2005 and $4.0 million at September 30, 2004, which we think is adequate to absorb probable losses in the loan portfolio. As a result of our continued shift toward higher risk commercial, consumer and home equity loans as well as the sluggish local and regional economy, the ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.82% at September 30, 2005 compared to 1.68% at September 30, 2004. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

Banking regulatory agencies, including the FDIC, have adopted a policy statement regarding maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution’s allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will generally review an institution’s allowance for loan losses and compare it against the sum of:

•	50% of the portfolio that is classified doubtful;

•	15% of the portfolio that is classified as substandard; and

•	for the portions of the portfolio that have not been classified, including those loans designated as special mention, estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date.

This amount is considered neither a “floor” nor a “safe harbor” of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management’s policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

We have our own allowance for loan loss model which is similar to the FDIC model, but uses different factors and assumptions to arrive at an estimate of the allowance for loan losses under accounting principles generally accepted in the United States of America. Our model indicated that the allowance for loan losses was adequate at September 30, 2005.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$3,956	$3,856	$3,732	$3,612	$3,536

Loans charged off:
Commercial real estate	—	—	—	—	125
1-4 family residential	26	122	—	85	19
Commercial	664	—	96	—	—
Consumer	26	19	21	36	24

Total	716	141	117	121	168
Recoveries	6	1	1	1	4

Net loans charged off	710	140	116	120	164

Provision for loan losses	1,046	240	240	240	240

Balance at end of period	$4,292	$3,956	$3,856	$3,732	$3,612

Average loans outstanding	$233,648	$229,225	$227,951	$219,071	$229,058

Ratio of net loans charged off to average loans outstanding during the period	0.3039%	0.0611%	0.0509%	0.0548%	0.0716%

The following table allocates the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

	At September 30,
	2005		2004		2003		2002		2001
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate mortgage:
Single-family residential	$207	16.89%	$217	18.00%	$222	21.04%	$240	28.00%	$253	37.33%
Commercial	1,143	22.68	1,118	26.07	1,084	27.09	1,054	14.45	932	17.60
Home equity	199	15.08	201	15.22	182	12.44	128	10.44	131	9.52
Construction	453	15.29	449	10.17	240	7.14	348	13.88	231	8.26
Commercial	2,180	28.31	1,858	28.64	1,987	29.87	1,838	30.24	1,970	24.46
Consumer	110	1.75	113	1.90	141	2.42	124	2.99	95	2.83

Total allowance for loan losses	$4,292	100.00%	$3,956	100.00%	$3,856	100.00%	$3,732	100.00%	$3,612	100.00%

Investment Activities

General. Interest income from investment securities generally provides our second largest source of income after interest on loans. Our board of directors has authorized investment in U.S. Government and agency securities, state government obligations, municipal securities, obligations of the Federal Home Loan Bank, and mortgage-backed securities issued by the Federal National Mortgage Association, the Government National Mortgage Association and the Federal Home Loan Mortgage Corporation. Our objective is to use these investments to reduce interest rate risk, enhance yields on assets and provide liquidity. At September 30, 2005, the amortized cost of our investment securities portfolio amounted to $112.7 million, which included $108.0 million of U.S. Government and agency securities and $4.7 million of North Carolina municipal bonds. At that date, we had an unrealized loss of $1.3 million, net of deferred taxes, with respect to our investment securities classified as “available for sale.” Additions to the investment portfolio depend to a large extent on the availability of investable funds that are not otherwise needed to satisfy loan demand. If loan demand is not present, the Company may invest in securities to produce interest income.

The board of directors has established an investment policy that sets forth investment and aggregate investment limitations and credit quality parameters of each class of investment security. Securities purchases are subject to the oversight of our Executive Committee. The President has authority to make specific investment decisions within the parameters determined by the board of directors.

We had securities with an aggregate cost of $88.4 million and an approximate fair value of $86.3 million at September 30, 2005 classified as available for sale. The impact on our financial statements was an after-tax decrease in stockholders’ equity of approximately $1.3 million as of September 30, 2005. The net unrealized losses at September 30, 2005 in our portfolio of investment securities were due to increases in interest rates after we bought the securities. Upon acquisition, we classify securities as to our intent. Securities designated as “held to maturity” are those assets which we have the ability and intent to hold to maturity. The held to maturity investment portfolio is not used for speculative purposes and is carried at amortized cost. Securities designated as “available for sale” are those assets which we may not hold to maturity and thus are carried at fair value with unrealized gains or losses, net of tax effect, recognized in stockholders’ equity.

At September 30, 2005, we had $88.4 million of U.S. Government and agency securities classified as available for sale, which carry unrealized after-tax losses of $1.3 million, and $24.2 million of investment securities classified as held to maturity. We attempt to maintain a high degree of liquidity in our investment securities portfolio by choosing those securities that are readily marketable. As of September 30, 2005, the estimated weighted average life of our U.S. Government and agency securities classified as available for sale was approximately 5.1 years, and the average yield on our portfolio of U.S. Government and agency securities classified as available for sale was 4.08%. In addition, at September 30, 2005, we had $2.0 million of FHLB of Atlanta stock.

See Notes 1 and 3 of the Notes to Consolidated Financial Statements for a description of our accounting policies.

The following table sets forth the carrying value of our investment securities portfolio at the dates indicated.

	At September 30,
	2005	2004	2003
	(In thousands)
Securities available for sale:
U.S. Government and agency securities	$86,268	$96,693	$91,709

Total	$86,268	$96,693	$91,709

Securities held to maturity:
U.S. Government and agency securities	$19,589	$18,959	$16,408
Municipal bonds	4,658	3,953	3,044
CMOs	—	7	10

Total	$24,247	$22,919	$19,462

The following table sets forth the scheduled maturities, carrying values and average yields for our investment securities at September 30, 2005.

	One Year or Less		One to Five Years		Five to Ten Years		More than Ten Years		Total Investment Portfolio
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Market Value	Average Yield
	(Dollars in thousands)
Securities available for sale:
U.S. Government and agency securities	$984	2.50%	$44,275	3.78%	$39,029	4.39%	$1,980	5.48%	$86,268	$86,268	4.08%

Securities held to maturity:
U.S. Government and agency securities	1,000	4.00	4,599	3.54	9,994	3.99	3,996	4.04	19,589	19,589	3.89
Municipal bonds (1)	250	4.95	2,194	4.80	2,108	5.24	106	4.72	4,658	4,626	5.01

Total	$1,250	4.19%	$6,793	3.95%	$12,102	4.21%	$4,102	4.06%	$24,247	$23,881	4.11%

(1)	Yields on tax-exempt municipal bonds have been adjusted to a tax equivalent basis.

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

We compete for deposits with other institutions in our market area by offering competitively priced deposit instruments that are tailored to the needs of our customers. Additionally, we seek to meet customers’ needs by providing convenient customer service to the community, efficient staff and convenient hours of service. Substantially all of our depositors are North Carolina residents. To provide additional convenience, we participate in the STAR and CIRRUS Automatic Teller Machine networks at locations throughout the world, through which customers can gain access to their accounts at any time. To better serve our customers, we have installed automatic teller machines at all seven of our office locations.

Our deposits at September 30, 2005 consisted of the various types of programs described below.

Weighted Average Interest Rate	Minimum Term	Category	Minimum Amount	Balance (in Thousands)	Percentage of Total Deposits
0.00%	None	Noninterest bearing accounts	$100	$18,514	6.8%
0.33	None	Checking accounts	300	35,262	12.9
1.09	None	Passbook and statement savings accounts	100	29,638	10.9
1.34	None	Money market accounts	1,000	12,350	4.5

		Certificates of Deposit
1.98	3 months	Fixed-term, fixed-rate	500	111	—
2.23	6 months	Fixed-term, fixed-rate	500	1,478	0.5
2.26	7 months (1)	Fixed-term, fixed-rate	5,000	21,699	8.0
3.10	8 months (1)	Fixed-term, fixed rate	25,000	36,288	13.3
2.89	9 months	Fixed-term, fixed-rate	10,000	4,186	1.5
2.37	10 months	Fixed-term, fixed-rate	5,000	1,091	0.4
2.87	12 months	Fixed-term, fixed-rate	500	27,839	10.2
2.93	15 months	Fixed-term, fixed-rate	5,000	10,085	3.7
3.00	18 months	Floating rate individual retirement account	50	532	0.2
2.38	18 months	Fixed-term, fixed-rate	500	1,879	0.7
3.28	19 months	Fixed-term, fixed-rate	5,000	5,582	2.0
1.82	20 months	Fixed-term, fixed-rate	500	71	—
2.40	21 months	Fixed-term, fixed-rate	10,000	961	0.4
2.61	24 months	Fixed-term, fixed-rate	500	4,806	1.8
2.75	30 months	Fixed-term, fixed-rate	500	2,747	1.0
2.84	36 months	Fixed-term, fixed-rate	500	5,383	2.0
3.31	48 months	Fixed-term, fixed-rate	500	2,328	0.9
4.05	60 months	Fixed-term, fixed-rate	500	22,088	8.1
3.78	7 to 365 days	Fixed-term, fixed-rate	100,000	27,907	10.2

2.25				$272,825	100.0%

(1)	These certificates of deposit do not carry a penalty for early withdrawal. As a result, we believe that should interest rates increase materially after September 30, 2005, borrowers may withdraw funds invested in these certificates prior to maturity, causing our cost of funds to increase.

The following table sets forth the distribution of our deposit accounts at the dates indicated and the change in dollar amount of deposits in the various types of accounts we offer between the dates indicated.

	Balance at September 30, 2005	% of Deposits	Increase (Decrease)	Balance at September 30, 2004	% of Deposits	Increase (Decrease)	Balance at September 30, 2003	% of Deposits
	(Dollars in thousands)
Noninterest bearing accounts	$18,514	6.8%	$1,097	$17,417	6.6%	$3,838	$13,579	5.2%
Interest bearing checking accounts	35,262	12.9	(37)	35,299	13.5	(169)	35,468	13.5
Money market accounts	12,350	4.5	(7,125)	19,475	7.4	979	18,496	7.0
Passbook and statement savings accounts	29,638	10.9	(625)	30,263	11.5	(271)	30,534	11.6
Certificates of deposit	177,061	64.9	16,781	160,280	61.0	(4,355)	164,635	62.7

Total	$272,825	100.0%	$10,091	$262,734	100.0%	$22	$262,712	100.0%

The following table sets forth the average balances and average interest rates based on daily balances for various types of deposits at the dates indicated for each category of deposits presented.

	Year Ended September 30,
	2005		2004		2003
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

	(Dollars in thousands)
Noninterest bearing accounts	$19,041	0.00%	$15,596	0.00%	$13,508	0.00%
Interest bearing checking accounts	35,151	0.29	36,087	0.21	33,894	0.36
Money market accounts	15,949	1.07	19,951	0.70	22,042	0.91
Passbook and statement savings accounts	29,713	0.76	30,534	0.61	30,024	0.91
Certificates of deposit	173,486	2.50	159,246	1.91	156,116	2.48

Total	$273,340	1.77	$261,414	1.32	$255,584	1.75

The following table sets forth our time deposits classified by rates at the dates indicated.

	At September 30,
Rate	2005	2004	2003
	(In thousands)

0.00 - 1.99%	$19,518	$113,018	$110,007
2.00 - 3.99%	145,157	36,106	37,615
4.00 - 5.99%	11,498	9,024	13,160
6.00 - 7.99%	888	2,132	3,853

	$177,061	$160,280	$164,635

The following table sets forth the amount and maturities of our time deposits at September 30, 2005.

	Amount Due
Rate	Less Than One Year	1-2 Years	2-3 Years	After 3 Years	Total
	(In thousands)
0.00 - 1.99%	$19,079	$430	$9	$—	$19,518
2.00 - 3.99%	119,882	10,845	6,260	8,170	145,157
4.00 - 5.99%	3,590	5,002	590	2,316	11,498
6.00 - 7.99%	873	—	—	15	888

	$143,424	$16,277	$6,859	$10,501	$177,061

The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of September 30, 2005. At that date, such deposits represented 28.6% of total deposits and had a weighted average rate of 3.42%.

Maturity Period	Certificates of Deposit
(In thousands)
Three months or less	$34,996
Over three through six months	9,467
Over six through 12 months	24,051
Over 12 months	9,385

Total	$77,899

We estimate that more than $43.1 million of certificates of deposit in amounts of $100,000 or more maturing within one year of September 30, 2005 were held by our retail and commercial customers, while the remainder of such deposits were from schools, municipalities and other public entities and were obtained through competitive rate bidding. We believe certificates of deposit held by our retail and commercial customers are more likely to be renewed upon maturity than certificates of deposit obtained through competitive bidding.

The following table sets forth our savings activities for the periods indicated.

	Year Ended September 30,
	2005	2004	2003
	(In thousands)
Net increase (decrease) before interest credited	$6,740	$(2,665)	$(1,636)
Interest credited	3,351	2,687	3,681

Net increase in deposits	$10,091	$22	$2,045

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

The following table sets forth certain information regarding our borrowings at the dates and for the periods indicated:

	At or for the Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Amounts outstanding at end of period:
FHLB advances	$25,000	$44,000	$31,500
Weighted average rate paid on:
FHLB advances	5.14%	3.62%	3.90%

	For the Year Ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Maximum amount of borrowings outstanding at any month end:
FHLB advances	$35,000	$48,500	$39,500
Average amounts outstanding:
FHLB advances	$28,577	$37,692	$23,115
Approximate weighted average rate paid on (1):
FHLB advances	4.59%	3.56%	4.84%

(1)	Based on month-end balances.

Subsidiary Activities

In prior years, we had one subsidiary, First Capital Services, Inc., a North Carolina corporation (“First Capital”), that engaged in sales of annuities, mutual funds and insurance products on an agency basis. In September 1997, that corporation transferred its assets and liabilities to a newly formed North Carolina limited liability company, First Capital Services Company, LLC (the “LLC”), and the corporation was dissolved. 1st State Bank is the sole member of the LLC, and since the transfer of assets and liabilities, the LLC has conducted the activities previously conducted by First Capital. We earned $175,000, $153,000 and $258,000 on a pre-tax basis from the activities of the LLC during the years ended September 30, 2005, 2004 and 2003, respectively.

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

We consider our primary market area for gathering deposits and originating loans to be Alamance County in north central North Carolina, which is the county in which our offices are located. Based on data provided by a private marketing firm, we estimate that at June 30, 2005, we had 12.8% of deposits held by all banks and savings institutions in our market area.

Employees

As of September 30, 2005, we had 68 full-time and 8 part-time employees, none of whom were represented by a collective bargaining agreement. We believe that our relationship with our employees is good.

Depository Institution Regulation

General. 1st State Bank is a North Carolina chartered commercial bank and a member of the FHLB of Atlanta, and its deposits are insured by the FDIC through the Savings Association Insurance Fund administered by the FDIC. 1st State Bank is subject to supervision, examination and regulation by the North Carolina Banking Commission and the FDIC and to North Carolina and federal statutory and regulatory provisions governing such matters as capital standards, mergers, subsidiary investments and establishment of branch offices. 1st State Bank is required to file reports with the North Carolina Banking Commission and the FDIC concerning its activities and financial condition, is required to obtain regulatory approvals prior to entering into certain transactions, including mergers with, or acquisitions of, other depository institutions and is subject to the enforcement authority of the North Carolina Banking Commission and the FDIC for such things as unsafe and unsound practices, violations of law and unsafe condition to conduct business.

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

The system of regulation and supervision applicable to 1st State Bank establishes a comprehensive framework for its operations and is intended primarily for the protection of the FDIC and depositors. Changes in the regulatory framework could have a material effect on 1st State Bank and its operations.

Capital Requirements. The Federal Reserve Board and the FDIC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies with consolidated assets of $150 million or more and state non-member banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and state non-member banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to “risk-weighted” assets. The regulations of the FDIC and the Federal Reserve Board require bank holding companies and state non-member banks, respectively, to maintain a minimum leverage ratio of “Tier 1 capital” to total assets of 3%. Although setting a minimum 3% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks with composite examination ratings of 1 under the rating system used by the federal bank regulators would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of Tier 1 capital to total assets of not less than 4%. Tier 1 capital is the sum of common stockholders’ equity, certain perpetual preferred stock, which must be noncumulative with respect to banks, including any related surplus, and minority interests in consolidated subsidiaries; minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card receivables, identified losses and investments in certain subsidiaries.

As an FDIC-insured, state-chartered bank, 1st State Bank must also deduct from Tier 1 capital an amount equal to its investments in, and extensions of credit to, subsidiaries engaged in activities that are not permissible for national banks. Any bank or bank holding companies experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization’s ratio of tangible Tier 1 capital to total assets in making an overall assessment of capital.

In addition to the leverage ratio, the regulations of the Federal Reserve Board and the FDIC require bank holding companies and state-chartered nonmember banks to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8% of which at least 4% must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 or “supplementary” capital items which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of 20 years or more, certain other capital instruments and up to 45% of unrealized gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. The risk-based capital regulations assign balance sheet assets and the credit equivalent amounts of certain off-balance sheet items to one of four broad risk weight categories. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category based principally on the degree of credit risk associated with the obligor. The sum of these weighted values equals the bank holding company or the bank’s risk-weighted assets. The agencies have authority to establish individual minimum capital requirements in appropriate cases upon a determination that a bank or holding company’s capital level is or may become inadequate in light of the particular facts and circumstances involved.

In addition to FDIC regulatory capital requirements, the North Carolina Commissioner of Banks requires us to have adequate capitalization which is determined based upon each bank’s particular set of circumstances. We are subject to the North Carolina Bank Commissioner’s capital surplus regulation which requires commercial banks to maintain a capital surplus of at least 50% of common capital. Common capital is defined as the total of the par value of shares times the number of shares outstanding.

At September 30, 2005, we complied with each of the capital requirements of the FDIC and the North Carolina Banking Commission.

Prompt Corrective Regulatory Action. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), the federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees if the institution would thereafter fail to satisfy the minimum levels for any of its capital requirements. An institution that fails to meet the minimum level for any relevant capital measure (an “undercapitalized institution”) may be: (i) subject to increased monitoring by the appropriate federal banking regulator; (ii) required to submit an acceptable capital restoration plan within 45 days; (iii) subject to asset growth limits; and (iv) required to obtain prior regulatory approval for acquisitions, branching and new lines of businesses. The capital restoration plan must include a guarantee by the institution’s holding company that the institution will comply with the plan until it has been adequately capitalized on average for four consecutive quarters, under which the holding company would be liable up to the lesser of 5% of the institution’s total assets or the amount necessary to bring the institution into capital compliance as of the date it failed to comply with its capital restoration plan. A “significantly undercapitalized” institution, as well as any undercapitalized institution that does not submit an acceptable capital restoration plan, may be subject to regulatory demands for recapitalization, broader application of restrictions on transactions with affiliates, limitations on interest rates paid on deposits, asset growth and other activities, possible replacement of directors and officers, and restrictions on capital distributions by any bank holding company controlling the institution. Any company controlling the institution may also be required to divest the institution or the institution could be required to divest subsidiaries. The senior executive officers of a significantly undercapitalized institution may not receive bonuses or increases in compensation without prior approval and the institution is prohibited from making payments of principal or interest on its subordinated debt. In their discretion, the federal banking regulators may also impose the foregoing sanctions on an undercapitalized institution if the regulators determine that such actions are necessary to carry out the purposes of the prompt corrective provisions. If an institution’s ratio of tangible capital to total assets falls below the “critical capital level” established by the appropriate federal banking regulator, the institution will be subject to conservatorship or receivership within specified time periods.

Under the implementing regulations, the federal banking regulators, including the FDIC, generally measure an institution’s capital adequacy on the basis of its total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its core capital to adjusted total assets). The following table shows the capital ratios required for the various prompt corrective action categories.

	Well Capitalized	Adequately Capitalized	Undercapitalized	Significantly Undercapitalized

Total risk-based capital ratio	10.0% or more	8.0% or more	Less than 8.0%	Less than 6.0%

Tier 1 risk-based capital ratio	6.0% or more	4.0% or more	Less than 4.0%	Less than 3.0%

Leverage ratio	5.0% or more	4.0% or more *	Less than 4.0% *	Less than 3.0%

*	3.0% if institution has a composite 1 CAMELS rating.

A “critically undercapitalized” savings institution is defined as an institution that has a ratio of “tangible equity” to total assets of less than 2.0%. Tangible equity is defined as core capital plus cumulative perpetual preferred stock (and related surplus) less all intangibles other than qualifying supervisory goodwill and certain purchased mortgage servicing rights. The FDIC may reclassify a well capitalized savings institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with the supervisory actions applicable to institutions in the next lower capital category (but may not reclassify a significantly undercapitalized institution as critically undercapitalized) if the FDIC determines, after notice and an opportunity for a hearing, that the institution is in an unsafe or unsound condition or that the institution has received and not corrected a less-than-satisfactory rating for any CAMELS rating category.

The Bank met the definition of “well capitalized” under the FDIC’s prompt corrective action regulations as of September 30, 2005.

Safety and Soundness Guidelines. Under FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994 (the “CDRI Act”), each federal banking agency was required to establish safety and soundness standards for institutions under its authority. The interagency guidelines require depository institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that depository institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at comparable institutions. If the appropriate federal banking agency determines that a depository institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines. A depository institution must submit an acceptable compliance plan to its primary federal regulator within 30 days of receipt of a request for such a plan. Failure to submit or implement a compliance plan may subject the institution to regulatory sanctions. Management believes that 1st State Bank meets all the standards adopted in the interagency guidelines.

Community Reinvestment Act. 1st State Bank, like other financial institutions, is subject to the Community Reinvestment Act (“CRA”). The purpose of the CRA is to encourage financial institutions to help meet the credit needs of their entire communities, including the needs of low and moderate-income neighborhoods.

The federal banking regulatory agencies have implemented an evaluation system that rates institutions based on their actual performance in meeting community credit needs. Under the regulations, a bank is evaluated and rated under three categories: a lending test, an investment test and a service test. For each of these three tests, the bank is given a rating of either “outstanding,” “high satisfactory,” “low satisfactory,” “needs to improve,” or “substantial non-compliance.” A set of criteria for each rating has been developed and is included in the regulation. The ratings received under the three tests will be used to determine the overall composite CRA rating. The composite ratings currently given are: “outstanding,” “satisfactory,” “needs to improve” or “substantial non-compliance.”

During the last compliance examination, 1st State Bank received a “satisfactory” rating for CRA compliance.

1st State Bank’s CRA rating would be a factor considered by the Federal Reserve Board and the FDIC in considering applications to acquire branches or to acquire or combine with other financial institutions and take other actions and, if such rating was less than “satisfactory,” could result in the denial of such applications.

Federal Home Loan Bank System. The FHLB System consists of 12 district FHLBs subject to supervision and regulation by the Federal Housing Finance Board (“FHFB”). The FHLBs provide a central credit facility primarily for member institutions. As a member of the FHLB of Atlanta, 1st State Bank is required to acquire and hold shares of capital stock in the FHLB of Atlanta. We were in compliance with this requirement with investment in FHLB of Atlanta stock at September 30, 2005 of $2.0 million. The FHLB of Atlanta serves as a reserve or central bank for its member institutions within its assigned district. It offers advances to members in accordance with policies and procedures established by the FHFB and the board of directors of the FHLB of Atlanta. Long-term advances may only be made for the purpose of providing funds for residential housing finance, small businesses, small farms and small agri-businesses. At September 30, 2005, we had $25.0 million in advances outstanding from the FHLB of Atlanta.

Reserves. Under existing Federal Reserve Board regulations, banks must maintain average daily reserves equal to 3% on transaction accounts over $7.0 million up to $47.6 million, plus 10% on the remainder. This percentage is subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a non-interest bearing account at a Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of September 30, 2005, 1st State Bank met its reserve requirements.

1st State Bank is also subject to the reserve requirements of North Carolina commercial banks. North Carolina law requires state non-member banks to maintain, at all times, a reserve fund in an amount set by regulation of the North Carolina Banking Commission. As of September 30, 2005, 1st State Bank met its reserve requirements.

Deposit Insurance. 1st State Bank is required to pay assessments based on a percentage of insured deposits to the FDIC for insurance of our deposits by the Savings Association Insurance Fund of the FDIC. The FDIC is required to set semi-annual assessments for Savings Association Insurance Fund–insured institutions at a level necessary to maintain the designated reserve ratio of the Savings Association Insurance Fund at 1.25% of estimated insured deposits, or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances indicating a significant risk of substantial future losses to the Savings Association Insurance Fund. Under the FDIC’s risk-based deposit insurance assessment system, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution’s capital level and supervisory evaluations. Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups — well capitalized, adequately capitalized or undercapitalized — using the same percentage criteria as in the prompt corrective action regulations. See “— Prompt Corrective Regulatory Action” for definitions and percentage criteria for the capital group categories. Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution’s primary supervisory authority and such other information as the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance fund. Subgroup A consists of financially sound institutions with only a few minor weaknesses. Subgroup B consists of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the deposit insurance fund. Subgroup C consists of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken.

The assessment rate for SAIF members currently ranges from zero for well capitalized institutions in Subgroup A to 0.27% of deposits for undercapitalized institutions in Subgroup C. In addition, both Bank Insurance Fund of the FDIC and Savings Association Insurance Fund of the FDIC members are assessed an amount for interest payments on certain bonds issued by the Financing Corporation, an agency of the federal government to finance takeovers of insolvent thrifts.

Liquidity Requirements. FDIC policy requires that banks maintain an average daily balance of liquid assets in an amount which it deems adequate to protect safety and soundness of the bank. Liquid assets include cash, certain time deposits, bankers’ acceptances and specified United States government, state, or federal agency obligations. The FDIC currently has no specific level which it requires.

North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the North Carolina Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. At September 30, 2005, 1st State Bank’s liquidity ratio exceeded the North Carolina regulations.

Dividend Restrictions. Under FDIC regulations, 1st State Bank is prohibited from making any capital distributions if after making the distribution, we would have:

•	a total risk-based capital ratio of less than 8%;

•	a Tier 1 risk-based capital ratio of less than 4%; or

•	a leverage ratio of less than 4%.

Earnings appropriated to bad debt reserves and deducted for Federal income tax purposes are not available for payment of cash dividends or other distributions to stockholders without payment of taxes at the then current tax rate on the amount of earnings removed from the pre-1988 reserves for such distributions. 1st State Bank intends to make full use of this favorable tax treatment and does not contemplate use of any earnings in a manner which would create federal tax liabilities.

1st State Bank may not pay dividends on our capital stock if our regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors at the time of the conversion.

1st State Bancorp is subject to limitations on dividends imposed by the Federal Reserve Board.

Transactions with Related Parties. Transactions between a state non-member bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a state non-member bank is any company or entity which controls, is controlled by or is under common control with the state non-member bank. In a holding company context, the parent holding company of a state non-member bank, such as 1st State Bancorp, and any companies which are controlled by the parent holding company are affiliates of the savings institution or state non-member bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Certain types of affiliate transactions, such as loans and extensions of credit to affiliates, are subject to prescribed collateral requirements.

Loans to Directors, Executive Officers and Principal Stockholders. State non-member banks also are subject to the restrictions contained in Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer and to a greater than 10% stockholder and certain affiliated interests of such persons, may not exceed, together with all other outstanding loans to such person and affiliated interests, the institution’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus) and all loans to such persons may not exceed the institution’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders, and their respective affiliated interests, unless such loan is approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting. Regulation O prescribes the loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required as being the greater of $25,000 or 5% of capital and surplus, with all loans equal to or greater than $500,000 requiring such approval. Further, Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons (except for loans, made pursuant to a bona fide bank employee benefit plan which does not favor insiders over other employees. Section 22(h) also generally prohibits a depository institution from paying the overdrafts of any of its executive officers or directors.

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

The FDIC has adopted regulations to clarify the foregoing restrictions on activities of FDIC-insured state-chartered banks and their subsidiaries. Under the regulations, the term “activity” refers to the conduct of business by an insured state bank and includes acquiring or retaining any investment other than an equity investment as defined by regulation. An activity permissible for a national bank includes any activity expressly authorized for national banks by statute or recognized as permissible in regulations, official circulars, bulletins, orders or written interpretations issued by the Office of the Comptroller of the Currency. The Gramm-Leach-Bliley Act of 1999 imposed further restrictions on subsidiaries of state banks that engage in activities exclusively authorized for “financial subsidiaries” of national banks.

Patriot Act. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Regulation of 1st State Bancorp, Inc.

General. 1st State Bancorp, as the sole shareholder of 1st State Bank, is a bank holding company and is registered as such with the Federal Reserve Board. Bank holding companies are subject to comprehensive regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and the regulations of the Federal Reserve Board. As a bank holding company, 1st State Bancorp is required to file annual reports and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest of subsidiaries, including its bank subsidiaries. In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. 1st State Bancorp is also required to file certain reports with, and comply with the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Under the BHCA, a bank holding company must obtain Federal Reserve Board approval before:

•	acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares;

•	acquiring all or substantially all of the assets of another bank or bank holding company; or

•	merging or consolidating with another bank holding company.

The Federal Reserve Board will consider such factors as financial condition, managerial resources, competitive issues and CRA rating in evaluating applications for such acquisitions.

The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve Board includes, among other things:

•	operating a savings institution, mortgage company, finance company, credit card company or factoring company;

•	performing certain data processing operations;

•	providing certain investment and financial advice;

•	underwriting and acting as an insurance agent for certain types of credit-related insurance;

•	leasing property on a full-payout, non-operating basis;

•	selling money orders, travelers’ checks and United States Savings Bonds;

•	real estate and personal property appraising;

•	providing tax planning and preparation services; and,

•	subject to certain limitations, providing securities brokerage services for customers.

Presently, 1st State Bancorp has no plans to engage in any of these activities. The Gramm-Leach-Bliley Act of 1999 authorized bank holding companies that meet certain qualitative criteria to opt to become a “financial holding company.” A financial holding company may engage in a broader array of financial activities that a bank holding company, including investment banking and insurance underwriting. 1st State Bancorp has not as of yet opted to become a financial holding company.

Acquisition of Bank Holding Companies and Banks. Under the BHCA, any company must obtain approval of the Federal Reserve Board prior to acquiring control of 1st State Bancorp or 1st State Bank. For purposes of the BHCA, “control” is defined as ownership of more than 25% of any class of voting securities of 1st State Bancorp or 1st State Bank, the ability to control the election of a majority of the directors, or the exercise of a controlling influence over management or policies of 1st State Bancorp or 1st State Bank. In addition, the Change in Bank Control Act and the related regulations of the Federal Reserve Board require any person or persons acting in concert to file a written notice with the Federal Reserve Board before such person or persons may acquire control of 1st State Bancorp or 1st State Bank. The Change in Bank Control Act defines “control” as the power, directly or indirectly, to vote 25% or more of any voting securities or to direct the management or policies of a bank holding company or an insured bank. Certain presumptions of control exist upon the acquisition of 10% or more of the voting securities of a bank holding company where certain other factors are present.

Interstate Banking. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allowed the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than the holding company’s home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of a bank that has not been in existence for a minimum of five years, regardless of a longer minimum period specified by the law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant and its depository institution affiliates control or would control more than 10% of the insured deposits in the United States or 30%, or more of the deposits in the target bank’s home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect a state’s authority to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% statewide concentration limit contained in the Riegle-Neal Act.

Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law, which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are subject to the nationwide and statewide insured deposit concentration amounts described above. North Carolina has enacted legislation permitting interstate banking transactions.

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

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve Board, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized”. For a definition of “undercapitalized” institution, see “— Depository Institution Regulation — Prompt Corrective Regulatory Action.”

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) was signed into law which mandated a variety of reforms intended to address corporate and accounting fraud. SOX contained provisions which amend the Securities Exchange Act of 1934, as amended (the “1934 Act”) and provisions which directed the SEC to promulgate rules.

Although 1st State Bancorp incurs additional expense in complying with the provisions of the 1934 Act and the related rules, management does not expect that such compliance will have a material impact on its financial condition or results of operations.

TAXATION

General

1st State Bancorp and 1st State Bank file a consolidated federal income tax return based on a fiscal year ending September 30. They file separate state returns.

Federal Income Taxation

Financial institutions such as 1st State Bank are subject to the provisions of the Internal Revenue Code in the same general manner as other corporations. Through tax years beginning before December 31, 1995, institutions such as 1st State Bank which met certain definitional tests and other conditions prescribed by the Internal Revenue Code benefitted from certain favorable provisions regarding their deductions from taxable income for annual additions to their bad debt reserve. For purposes of the bad debt reserve deduction, loans are separated into

“qualifying real property loans,” which generally are loans secured by interests in certain real property, and “nonqualifying loans”, which are all other loans. The bad debt reserve deduction with respect to nonqualifying loans must be based on actual loss experience. The amount of the bad debt reserve deduction with respect to qualifying real property loans may be based upon actual loss experience (the “experience method”) or a percentage of taxable income determined without regard to such deduction (the “percentage of taxable income method”). Under the experience method, the bad debt deduction for an addition to the reserve for qualifying real property loans was an amount determined under a formula based generally on the bad debts actually sustained by a savings institution over a period of years. Under the percentage of taxable income method, the bad debt reserve deduction for qualifying real property loans was computed as 8% of a savings institution’s taxable income, with certain adjustments. We generally elected to use the method which has resulted in the greatest deductions for federal income tax purposes in any given year.

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

State Income Taxation

Under North Carolina law, the corporate income tax currently is 6.90% of federal taxable income as computed under the Internal Revenue Code, subject to certain prescribed adjustments. An annual state franchise tax recorded in other expense, is imposed at a rate of .15% applied to the greatest of the institution’s (i) capital stock, surplus and undivided profits, (ii) investment in tangible property in North Carolina, or (iii) fifty-five percent of appraised valuation of property in North Carolina.

For additional information regarding taxation, see Notes 1 and 11 of the Notes to the Consolidated Financial Statements, which you can find in the Annual Report.

Item 1A.	Risk Factors

Risks Associated with 1st State Bancorp, Inc.

We have relatively high amounts of commercial and consumer loans. These loans have more credit risk than residential mortgage loans.

We generally invest a greater proportion of our assets in loans secured by commercial real estate, commercial loans and consumer loans than typical savings institutions that invest a greater proportion of their assets in loans secured by single-family residences. Commercial real estate loans and commercial loans generally involve a higher degree of credit risk than residential mortgage lending due primarily to the large amounts loaned to individual borrowers. Losses incurred on loans to a small number of borrowers could have a material adverse impact on our income and financial condition. In addition, unlike residential mortgage loans, commercial and commercial real estate loans depend on the cash flow from the property or the business to service the debt. Cash flow may be significantly affected by general economic conditions. Furthermore, we continue to originate loans where repayment is based largely on the liquidation of assets securing the loan, such as inventory and accounts receivable. These loans carry an even higher incremental risk of loss, as there repayment is often dependent solely on the financial performance of the persons that owe money to out borrower. Consumer lending is riskier than residential mortgage lending because consumer loans are either unsecured or secured by assets that depreciate in value. See “Item 1. Business – Lending Activities” for information as to the percentage of loans invested in commercial real estate, commercial and consumer loans and the outstanding balances of our largest loans.

Decreasing interest rates could hurt our profits

Our ability to earn a profit, like that of most financial institutions, depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investments, and the interest expense we pay on our interest-bearing liabilities, such as deposits. Our profitability depends on our ability to manage our assets and liabilities during periods of changing market interest rates.

A sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tent to refinance higher-rate, fixed-rate loans at lower rates. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans on investment securities. In addition, our commercial real estate and commercial loans, which carry interest rates that adjust in accordance with changes in the prime rate, will adjust to lower rates.

An economic downturn in Alamance -County could hurt our profits

We conduct most of our business in Alamance County in North Carolina. Despite recent diversification, the economy in Alamance County continues to be heavily dependent on the textile industry. A downturn in the textile industry could adversely affect the economy in Alamance County, which could adversely affect our earnings and reduce the demand for loans and deposits. The NAFTA legislation passed by Congress also appears to be having a negative impact on the textile industry of Alamance County, affecting or potentially affecting borrowers in the textile industry and borrowers employed by local textile companies.

Strong competition in Alamance County could hurt our profits

Competition in the banking and financial services industry is intense. Our profitability depends upon our continued ability to successfully compete. We compete in Alamance County with commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the North Carolina Banking Division, our chartering authority, by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Board of Governors of the Federal Reserve System, as regulator of our holding company. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Risks Associated with the Merger with Capital Bank Corporation

1st State Bancorp, Inc. has entered into an agreement to merge with Capital Bank Corporation for information regarding the merger, see “Item 1. Business – Pending Merger.” You should be aware of and consider the following risks and uncertainties that are applicable to the merger. These risks and uncertainties should be considered in addition to the other information contained or incorporated by reference in this Annual Report Form 10-K, including the matters addressed under the caption “Item 1. Business – Forward Looking Statements.”

You may receive a form of consideration different from what you elect

If you are a 1st State Bancorp shareholder, you will have the opportunity to elect to receive all cash, all stock or a combination of cash and stock for your shares of 1st State Bancorp common stock. However, your right to receive stock or cash for your shares is limited because of allocation procedures set forth in the merger agreement that are intended to ensure that 65% of the aggregate merger consideration be paid in Capital Bank Corporation common stock and 35% of the aggregate merger consideration be paid in cash. If you elect to receive all cash in the merger and the total amount of cash that 1st State Bancorp shareholders elect to receive in the merger exceeds the amount of cash that Capital Bank Corporation has agreed to pay in the merger, you will receive some shares of Capital Bank Corporation common stock in addition to cash. If you elect to receive all stock in the merger and the total number of shares of Capital Bank Corporation common stock that 1st State Bancorp shareholders elect to receive in the merger exceeds the amount of common stock that Capital Bank Corporation has agreed to issue in the merger, you will receive some cash in addition to shares of Capital Bank Corporation common stock. Therefore, you may not receive exactly the form of consideration that you elect, unless you elect the combination of cash and stock.

Because the market price of Capital Bank Corporation common stock may fluctuate, you cannot be sure of the market value of the Capital Bank Corporation common stock that you may receive in the merger

Upon the closing of the merger, each of your shares of 1st State Bancorp common stock will automatically be converted into the right to receive either (i) cash, (ii) shares of Capital Bank Corporation common stock or (iii) a mix of cash and Capital Bank Corporation common stock. The number of shares of Capital Bank Corporation common stock to be exchanged for each share of 1st State Bancorp common stock will be based on the average closing price of Capital Bank Corporation common stock over a twenty (20) day trading period shortly before the closing of the merger. Changes in the price of Capital Bank Corporation common stock from the date of this joint proxy statement/prospectus and the date of the completion of the merger may affect the number of shares of Capital Bank Corporation common stock that you will receive in the merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our business, operations and prospects, and regulatory considerations. Many of these factors are beyond the control of the parties to the merger. In addition, there will be a time period between the completion of the merger and the time when 1st State Bancorp shareholders receiving stock consideration actually receive their shares of Capital Bank Corporation common stock. Until the shares of Capital Bank Corporation common stock are received, 1st State Bancorp shareholders will not be able to sell their those shares in the open market and, thus, will not be able to avoid losses resulting from any decline in the trading price of Capital Bank Corporation common stock during this period.

Capital Bank Corporation may not be able to successfully integrate 1st State Bancorp or to realize the anticipated benefits of the merger

The merger involves the combination of two bank holding companies that previously have operated independently. A successful combination of the operations of the two entities will depend substantially on Capital Bank Corporation’s ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. Capital Bank Corporation may not be able to combine the operations of 1st State Bancorp and Capital Bank Corporation without encountering difficulties, such as:

•	the loss of key employees and customers;

•	the disruption of operations and business;

•	inability to maintain and increase competitive presence;

•	deposit attrition, customer loss and revenue loss;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems with the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.

Further, although meaningful cost savings are anticipated as a result of the merger, such expected cost savings may not be realized. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.

The tax consequences of the merger for 1st State Bancorp shareholders will depend on the merger consideration received

The tax consequences of the merger to 1st State Bancorp shareholders will depend on the merger consideration received by them. The parties have structured the merger to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code. Accordingly, 1st State Bancorp shareholders will not recognize any gain or loss on the conversion of shares of 1st State Bancorp common stock solely into shares of Capital Bank Corporation common stock. However, shareholders who receive cash in exchange for shares of 1st State Bancorp common stock may owe taxes on any gain realized in the exchange.

Although the Internal Revenue Services has not provided a ruling on the matter, both parties will obtain a legal opinion that, subject to certain assumptions deemed reasonable by the law firm rendering the opinion, the merger qualifies as a tax-free reorganization. The opinion neither binds the Internal Revenue Service nor prevents the Internal Revenue Service from adopting a contrary position. If the merger fails to qualify as a tax-free reorganization, a 1st State Bancorp shareholder would recognize gain or loss on each 1st State Bancorp share surrendered in the amount of the difference between the basis in such share and the fair market value of Capital Bank Corporation shares received by such 1st State Bancorp shareholder in exchange for it at the time of the merger.

Directors and officers of 1st State Bancorp have potential conflicts of interest in the merger

You should be aware that some directors and officers of 1st State Bancorp have interests in the merger that are different from, or in addition to, the interests of 1st State Bancorp shareholders generally. For example, certain executive officers have entered into agreements that provide for either severance payments or continued employment following the merger. These agreements may create potential conflicts of interest. These and certain other additional interests of 1st State Bancorp’s directors and officers may cause some of these persons to view the proposed transaction differently than you view it.

The opinion obtained by 1st State Bancorp from its financial advisor will not reflect changes in circumstances prior to the merger

On June 29, 2005, The Orr Group delivered to the 1st State Bancorp board its opinion as to the fairness from a financial point of view to the shareholders of 1st State Bancorp, as of that date, of the aggregate merger consideration to be received by them under the merger agreement. 1st State Bancorp has received an updated opinion from The Orr Group dated October 11, 2005. The updated opinion does not reflect changes that may occur or may have occurred after the date of such opinion, to the operations and prospects of Capital Bank Corporation or 1st State Bancorp, general market and economic conditions and other factors. As a result of the foregoing, 1st State Bancorp shareholders should be aware that the opinion of The Orr Group does not address the fairness of the aggregate merger consideration at any time other than as of October 11, 2005.

Risks Associated with Capital Bank Corporation

1st State Bancorp, Inc. shareholders who receive stock of Capital Bank Corporation following the merger should consider the following risks associated with Capital Bank Corporation.

Capital Bank Corporation’s results are impacted by the economic conditions of its principal operating regions

Capital Bank Corporation’s operations are, and the operations of the combined company after the merger will be, concentrated throughout Central and Western North Carolina. As a result of this geographic concentration, Capital Bank Corporation’s results may correlate to the economic conditions in these areas. Deterioration in economic conditions in any of these market areas, particularly in the industries on which these geographic areas depend, may adversely affect the quality of its loan portfolio and the demand for its products and services, and accordingly, its results of operations.

Capital Bank Corporation is exposed to risks in connection with the loans it makes

A significant source of risk for Capital Bank Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. Both Capital Bank Corporation and 1st State Bancorp have underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that are believed to be appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our respective loan portfolios. Such policies and procedures, however, may not prevent unexpected losses that could adversely affect our results of operations.

Capital Bank Corporation competes with larger companies for business

The banking and financial services business in Capital Bank Corporation’s market areas continues to be a competitive field and is becoming more competitive as a result of:

•	changes in regulations;

•	changes in technology and product delivery systems; and

•	the accelerating pace of consolidation among financial services providers.

Capital Bank Corporation may not be able to compete effectively in its markets, and its results of operations could be adversely affected by the nature or pace of change in competition. Capital Bank Corporation competes for loans, deposits and customers with various bank and nonbank financial services providers, many of which have substantially greater resources, including higher total assets and capitalization, greater access to capital markets and a broader offering of financial services.

Capital Bank Corporation trading volume has been low compared with larger banks

The trading volume in Capital Bank Corporation common stock on the Nasdaq National Market has been comparable to other similarly-sized banks. Nevertheless, this trading is relatively low when compared with more seasoned companies listed on the Nasdaq National Market or other consolidated reporting systems or stock exchanges. Thus, the market in Capital Bank Corporation common stock may be limited in scope relative to other companies.

Capital Bank Corporation depends heavily on its key management personnel

Capital Bank Corporation’s success depends in part on its ability to retain key executives and to attract and retain additional qualified management personnel who have experience both in sophisticated banking matters and in operating a small to mid-size bank. Competition for such personnel is strong in the banking industry and it may not be successful in attracting or retaining the personnel it requires. Capital Bank Corporation expects to effectively compete in this area by offering financial packages that include incentive-based compensation and the opportunity to join in the rewarding work of building a growing bank.

Technological advances impact Capital Bank Corporation’s business

The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Capital Bank Corporation’s future success will depend, in part, on its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in its operations. Many of its competitors have substantially greater resources than Capital Bank Corporation does to invest in technological improvements. Capital Bank Corporation may not be able to effectively implement new technology-driven products and services or successfully market such products and services to its customers.

Government regulations may prevent or impair Capital Bank Corporation’s ability to pay dividends, engage in acquisitions or operate in other ways

Current and future legislation and the policies established by federal and state regulatory authorities will affect Capital Bank Corporation’s operations. Capital Bank Corporation is subject to supervision and periodic examination by the Federal Deposit Insurance Corporation and the North Carolina State Banking Commission. Banking regulations, designed primarily for the protection of depositors, may limit Capital Bank Corporation’s growth and the return to you, its investors, by restricting certain of its activities, such as:

•	the payment of dividends to its shareholders;

•	possible mergers with or acquisitions of or by other institutions;

•	desired investments;

•	loans and interest rates on loans;

•	interest rates paid on deposits;

•	the possible expansion of branch offices; and/or

•	the ability to provide securities or trust services.

Capital Bank Corporation also is subject to capitalization guidelines set forth in federal legislation, and could be subject to enforcement actions to the extent that it is found by regulatory examiners to be undercapitalized. Capital Bank Corporation cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on its future business and earnings prospects. The cost of compliance with regulatory requirements including those imposed by the Securities and Exchange Commission may adversely affect its ability to operate profitably.

There are potential risks associated with future acquisitions and expansions

Capital Bank Corporation intends to continue to explore expanding its branch system through selective acquisitions of existing banks or bank branches in the Research Triangle area and other North Carolina markets, although it currently does not have any specific plans, arrangements or understandings regarding such expansion. Capital Bank Corporation cannot say with any certainty that it will be able to consummate, or if consummated, successfully integrate, future acquisitions, or that it will not incur disruptions or unexpected expenses in integrating such acquisitions. In the ordinary course of business, Capital Bank Corporation evaluates potential acquisitions that would bolster its ability to cater to the small business, individual and residential lending markets in North Carolina. In attempting to make such acquisitions, Capital Bank Corporation anticipates competing with other financial institutions, many of which have greater financial and operational resources. In addition, since the consideration for an acquired bank or branch may involve cash, notes or the issuance of shares of common stock, existing shareholders could experience dilution in the value of their shares of Capital Bank Corporation’s common stock in connection with such acquisitions. Any given acquisition, if and when consummated, may adversely affect Capital Bank Corporation’s results of operations or overall financial condition.

In addition, Capital Bank Corporation may expand its branch network through de novo branches in existing or new markets. These de novo branches will have expenses in excess of revenues for varying periods after opening that could decrease Capital Bank Corporation’s reported earnings.

Compliance with changing regulation of corporate governance and public disclosure may result in additional risks and expenses

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Securities and Exchange Commission regulations, are creating uncertainty for companies such as Capital Bank Corporation. These laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Capital Bank Corporation is committed to maintaining high standards of corporate governance and public disclosure. As a result, Capital Bank Corporation’s efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased expenses and a diversion of management time and attention. In particular, Capital Bank Corporation’s efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding management’s required assessment of its internal control over financial reporting and its external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. Capital Bank Corporation expects these efforts to require the continued commitment of significant resources. Further, the members of Capital Bank Corporation’s board of directors, members of the audit or compensation committees, its chief executive officer, its chief financial officer and certain other executive officers could face an increased risk of personal liability in connection with the performance of their duties. In addition, it may become more difficult and more expensive to obtain director and officer liability insurance. As a result, Capital Bank Corporation’s ability to attract and retain executive officers and qualified board and committee members could be more difficult.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following table sets forth the location and certain additional information regarding our offices at September 30, 2005.

	Year Opened	Owned or Leased		Book Value at September 30, 2005 (1)	Approximate Square Footage	Deposits at September 30, 2005
	(Dollars in thousands)
Main Office:
445 S. Main Street Burlington, NC 27215	1988	Owned		$3,427	33,700	$95,359
Branch Offices:
2294 N. Church Street Burlington, NC 27215	1984	Leased	(2)	209	2,600	22,821
503 Huffman Mill Road Burlington, NC 27215	1982	Owned		330	2,600	34,699
102 S. 5th Street Mebane, NC 27302	1973	Owned		405	2,300	42,844
211 N. Main Street Graham, NC 27253	1974	Owned		99	2,700	38,838
3466 S. Church Street Burlington, NC 27215	1996	Owned		1,288	4,000	25,598
1203 S. Main Street Graham, NC 27253	2000	Owned		1,296	4,000	12,666

(1)	Land and building only.

(2)	Land is leased. Lease expires on July 5, 2009, with options to extend for three five-year periods.

The net book value of our investment in premises and equipment was $7.4 million at September 30, 2005. See Note 7 of Notes to Consolidated Financial Statements elsewhere in this document.

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

A civil action was filed against 1st State Bank and Brokers, Incorporated by Michael Locklar in Davidson County Superior Court, in the State of North Carolina on May 16, 2003. Mr. Locklar has alleged in the action that 1st State Bank granted him an option to purchase certain real property located in Davidson County, North Carolina, which 1st State Bank wrongfully sold to Brokers, Incorporated for $150,000 in breach of the option granted to Mr. Locklar. Mr. Locklar is seeking to set aside the conveyance of property to Brokers, Incorporated and to purchase the property from 1st State Bank for the option price. Brokers, Incorporated has filed a cross-claim against 1st State Bank seeking indemnification in the form of return of the purchase price they paid for the property, damages and attorneys fees should Locklar be successful in setting aside the real estate conveyance. 1st State Bank intends to vigorously contest Mr. Locklar’s allegations. Since the initiation of the lawsuit, Brokers, Incorporated filed a petition for a Chapter 11 Bankruptcy proceeding. The automatic stay in bankruptcy has delayed any recent action on this lawsuit. Management does not anticipate that this lawsuit will have a material adverse impact on the Company’s financial condition or results of operations.

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

Item 4.	Submission of Matters to Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) 1st State Bancorp’s common stock, par value $0.01 per share (the “Common Stock”) began trading under the symbol “FSBC” on the Nasdaq National Market System on April 26, 1999. There are currently 2,898,637 shares of Common Stock outstanding and approximately 875 holders of record of the Common Stock. Following are the high and low closing prices, by fiscal quarter, as reported on the Nasdaq National Market during the periods indicated, as well as dividends declared on the Common Stock during each quarter.

	High	Low	Dividends Per Share
Fiscal 2005
First quarter	$29.30	$26.00	$0.10
Second quarter	29.50	27.85	0.10
Third quarter	36.05	25.17	0.10
Fourth quarter	36.50	36.05	0.10

Fiscal 2004
First quarter	$29.57	$25.87	$0.10
Second quarter	30.65	28.96	0.10
Third quarter	29.45	26.50	0.10
Fourth quarter	27.25	26.25	0.10

The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized” under prompt corrective action regulations.

(b) Not applicable.

(c) The Company did not repurchase any of its Common Stock during the fourth quarter of the fiscal year covered by this Annual Report.

Item 6.	Selected Financial Data

Selected Financial Condition Data

	At September 30,
	2005	2004	2003	2002	2001
	(In thousands)
Total assets	$367,839	$377,714	$362,640	$350,469	$336,792
Loans receivable	231,667	231,763	225,725	220,047	222,285
Loans held for sale, at lower of cost or fair value	1,010	930	645	6,798	3,291
Cash and cash equivalents	8,016	9,854	9,359	18,865	25,981
Investment securities:
Available for sale	86,268	96,693	91,709	78,572	55,527
Held to maturity	24,247	22,919	19,462	11,114	12,169
Deposit accounts	272,825	262,734	262,712	260,667	248,370
Advances from Federal Home Loan Bank	25,000	44,000	31,500	20,000	20,000
Stockholders’ equity	66,235	65,914	62,701	61,569	63,644

Selected Operating Data

	Year Ended September 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Total interest income	$18,659	$16,342	$17,209	$20,062	$24,580
Total interest expense	6,122	4,793	5,592	7,773	12,306

Net interest income	12,537	11,549	11,617	12,289	12,274
Provision for loan losses	1,046	240	240	240	240

Net interest income after provision for loan losses	11,491	11,309	11,377	12,049	12,034
Other income	2,120	2,341	3,455	2,670	2,328
Operating expenses	8,330	8,280	8,669	8,763	9,154

Income before income taxes	5,281	5,370	6,163	5,956	5,208
Income taxes	1,900	1,906	2,243	2,154	1,835

Net income	$3,381	$3,464	$3,920	$3,802	$3,373

Net income per share – basic	$1.21	$1.23	$1.39	$1.25	$1.12

Net income per share – diluted	$1.14	$1.17	$1.33	$1.21	$1.06

Selected Financial Ratios and Other Data

	Year Ended September 30,
	2005	2004	2003	2002	2001
Performance Ratios:
Return on average assets (net income divided by average total assets)	0.91%	0.94%	1.13%	1.09%	0.98%
Return on average equity (net income divided by average equity)	5.13	5.42	6.27	5.85	5.51
Interest rate spread (combined weighted average interest rate earned less combined weighted average interest rate cost)	3.13	3.03	3.14	3.20	3.02
Net interest margin (net interest income divided by average interest-earning assets)	3.57	3.34	3.54	3.75	3.82
Ratio of average interest-earning assets to average interest-bearing liabilities	124.76	121.86	123.89	123.15	120.92
Ratio of operating expenses to average total assets	2.24	2.24	2.49	2.51	2.65
Dividend payout ratio (dividends declared per share divided by diluted net income per share)	35.09	34.19	28.57	26.45	30.19
Asset Quality Ratios:
Nonperforming assets to total assets at end of period	0.77	1.05	1.17	1.25	0.85
Nonperforming loans to total loans at end of period	1.07	1.71	1.84	1.91	0.39
Allowance for loan losses to total loans at end of period	1.82	1.68	1.68	1.67	1.60
Allowance for loan losses to nonperforming loans at end of period	172.44	99.85	92.85	88.77	411.39
Provision for loan losses to total loans	0.45	0.10	0.11	0.11	0.11
Net charge-offs to average loans outstanding	0.30	0.06	0.05	0.05	0.07
Capital Ratios:
Shareholders’ equity to total assets at end of period	17.54	17.45	17.29	17.57	18.90
Average equity to average assets	17.76	17.29	17.96	18.60	17.74

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Bank,” “we,” “us,” and “our” refer to 1st State Bank. Where appropriate, “us” or “our” refers collectively to 1st State Bancorp, Inc. and 1st State Bank, while references to “the Company” refer to 1st State Bancorp, Inc.

General

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

We have sought to gradually increase the percentage of our assets invested in commercial real estate loans, commercial loans and home equity lines of credit, which have shorter terms and adjust more frequently to changes in interest rates than single-family residential mortgage loans. At September 30, 2005, commercial real estate, commercial and home equity lines of credit totaled $57.0 million, $71.2 million and $37.9 million, respectively, which represented 22.7%, 28.3% and 15.1%, respectively, of gross loans. At September 30, 2005, $42.5 million, or 16.9% of gross loans, consisted of residential real estate mortgage loans.

Critical Accounting Policies

The Company’s significant accounting policies are set forth in Note 1 of the consolidated financial statements included in Item 8 herein. Of these significant accounting policies, the Company considers its policy regarding the allowance for loan losses to be its most critical accounting policy, because it requires management’s most subjective and complex judgments. In addition, changes in economic conditions can have a significant impact on the allowance for loan losses and therefore the provision for loan losses and results of operations. The Company has developed appropriate policies and procedures for assessing the adequacy of the allowance for loan losses, recognizing that this process requires a number of assumptions and estimates with respect to its loan portfolio. The Company’s assessments may be impacted in future periods by changes in economic conditions, the impact of regulatory examinations, and the discovery of information with respect to borrowers which is not known to management at the time of the issuance of the consolidated financial statements. For additional discussion concerning the Company’s allowance for loan losses and related matters, see “—Provision for Loan Losses and Allowance for Loan Losses” below.

Liquidity and Capital Resources

1st State Bancorp has no business other than that of 1st State Bank and investing its assets. We believe that our current assets, consisting of invested cash and short-term investments, earnings on those assets and principal and interest payments on 1st State Bancorp’s loan to the employee stock ownership plan, together with dividends that may be paid from 1st State Bank to 1st State Bancorp, will provide sufficient funds for its operations and liquidity needs; however, it is possible that 1st State Bancorp may need additional funds in the future. We cannot assure you, however, that 1st State Bancorp’s sources of funds will be sufficient to satisfy its liquidity needs in the future. 1st State Bank is subject to certain regulatory limitations on the payment of dividends to 1st State Bancorp. For a discussion of these regulatory dividend limitations, see Item 5(a) of this Annual Report.

At September 30, 2005, we had stockholders’ equity of $66.2 million, as compared to $65.9 million at September 30, 2004. We reported net income for the year ended September 30, 2005 of $3.4 million, as compared to $3.5 million and $3.9 million for the years ended September 30, 2004 and 2003, respectively. At September 30, 2005 we had a Tier 1 risk-based capital to risk-weighted assets ratio of 24.1%, a Tier 1 leverage capital to average total assets ratio of 18.1% and a total risk-based capital to risk-weighted assets ratio of 25.4%. At September 30, 2005, we exceeded all regulatory minimum capital requirements.

At September 30, 2005, the Bank had stockholders’ equity of $62.1 million, as compared to $60.6 million at September 30, 2004. At September 30, 2005 and 2004, the Bank had a Tier 1 risk-based capital to risk-weighted assets ratio of 24.0% and 21.9%, respectively. At September 30, 2005, the Bank had Tier 1 leverage capital, Tier 1 risk-based capital, and total risk-based capital of $63.3 million, $63.3 million and $66.8 million, respectively, and was classified as a “well capitalized” institution pursuant to FDIC capital regulations.

Our primary sources of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans, principal and interest payments on investment securities, and advances from the FHLB of Atlanta. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and local competition.

Our primary investing activities have been the origination of loans and the purchase of investment securities. During the years ended September 30, 2005, 2004 and 2003, we had $110.8 million, $112.2 million and $186.4 million, respectively, of loan originations. During the years ended September 30, 2005, 2004 and 2003, we purchased investment securities in the amounts of $4.6 million, $58.4 million and $145.6 million, respectively. Our primary financing activity is the attraction of savings deposits.

FDIC policy requires that banks maintain an average daily balance of liquid assets (cash, certain time deposits, bankers’ acceptances and specified United States government, state, or federal agency obligations) in an amount which it deems adequate to protect the safety and soundness of the bank. The FDIC currently has no specific level which it requires. Under the FDIC’s calculation method, management calculated the Bank’s liquidity ratio was 15.0% of total assets at September 30, 2005, which management believes is adequate.

North Carolina banks must maintain a reserve fund in an amount and/or ratio set by the Banking Commission to account for the level of liquidity necessary to assure the safety and soundness of the State banking system. As of September 30, 2005, the Bank’s liquidity ratio was in excess of the level established by North Carolina regulations.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2005 and 2004, cash and cash equivalents totaled $8.0 million and $9.9 million, respectively. We have other sources of liquidity should we need additional funds. During the years ended September 30, 2005, 2004 and 2003, we sold loans totaling $22.1 million, $27.1 million and $103.7 million, respectively. Additional sources of funds include FHLB of Atlanta advances. At September 30, 2005, the Bank had a credit line of $54.8 million with the Federal Home Loan Bank of Atlanta, of which $25.0 million was outstanding and $29.8 million was available. At September 30, 2005 and 2004, we had $25.0 million and $44.0 million, respectively, of FHLB of Atlanta advances outstanding. Other sources of liquidity include loans and investment securities designated as available for sale, which totaled $1.0 million and $86.3 million, respectively, at September 30, 2005.

We anticipate that we will have sufficient funds available to meet our current commitments. At September 30, 2005, we had $1.1 million in commitments to originate new loans, $54.6 million in unfunded commitments to extend credit under existing equity lines and commercial lines of credit and $2.1 million in standby letters of credit. At September 30, 2005, certificates of deposit which are scheduled to mature within one year totaled $143.4 million. We believe that a significant portion of such deposits will remain with us.

The Company has declared cash dividends per common share of $0.10 for each of the quarters in fiscal 2005 and 2004 and $0.10 for each of the last three quarters in fiscal 2003 and $0.08 for the first quarter of fiscal 2003. The Company’s ability to pay dividends is dependent upon earnings. The Company’s dividend payout ratios for the years ended September 30, 2005, 2004 and 2003 were 35.1%, 34.2% and 28.6%, respectively.

Asset/Liability Management

Net interest income, the primary component of our net income, is derived from the difference or “spread” between the yield on interest-earning assets and the cost of interest-bearing liabilities. We strive to achieve consistent net interest income and to reduce our exposure to changes in interest rates by matching the terms to repricing of our interest-sensitive assets and liabilities. The matching of our assets and liabilities may be analyzed by examining the extent to which our assets and liabilities are interest rate sensitive and by monitoring the expected effects of interest rate changes on our net interest income. Factors beyond our control, such as market interest rates and competition, may also have an impact on our interest income and interest expense.

In the absence of any other factors, the overall yield or return associated with our earning assets generally will increase from existing levels when interest rates rise over an extended period of time, and conversely interest income will decrease when interest rates decrease. In general, interest expense will increase when interest rates rise over an extended period of time, and conversely interest expense will decrease when interest rates decrease. Therefore, by controlling the increases and decreases in interest income and interest expense which are brought about by changes in market interest rates, we can significantly influence our net interest income.

Our President reports to our board of directors on a regular basis on interest rate risk and trends, as well as liquidity and capital ratios and requirements. The board of directors reviews the maturities of our assets and liabilities and establishes policies and strategies designed to regulate our flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing our assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates. Our management is responsible for administering the policies and determinations of the board of directors with respect to our asset and liability goals and strategies.

Our principal strategy in managing our interest rate risk has been to increase interest rate sensitive assets such as commercial loans, home equity loans and consumer loans. At September 30, 2005, we had $71.2 million of commercial loans, $37.9 million of home equity loans and $4.4 million of consumer loans, which amounted to 28.3%, 15.1% and 1.8%, respectively, of our gross loan portfolio. In addition, at September 30, 2005, we had $1.0 million of loans held for sale, and, pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we had investment securities with an aggregate amortized cost of $88.4 million and an aggregate fair value of $86.3 million as available for sale. We are holding these loans and investment securities as available for sale so that they may be sold if needed for liquidity or asset and liability management purposes.

We also have shortened the average repricing period of our assets by retaining in our portfolio single-family residential mortgage loans only in cases where the loan carries an adjustable rate or the loan has an interest rate that is sufficient to compensate us for the risk of maintaining long-term, fixed-rate loans in our portfolio. During the past two years, we have sold a significant portion of our fixed-rate, single-family residential mortgage loans with terms of 15 years or more that we have originated, and at September 30, 2005, most of our single-family residential mortgage loans classified as held for investment were originated at least five years previously when market interest rates were higher. At September 30, 2005, we held approximately $17.8 million and $24.7 million of fixed-rate and adjustable-rate residential mortgage loans, respectively, which represented approximately 7.5% and 10.5%, respectively, of our gross loan portfolio. Depending on conditions existing at any given time, as part of our interest rate risk management strategy, we may continue to sell newly originated fixed-rate residential mortgage loans with original maturities of 15 years or more in the secondary market.

The Company’s balance sheet continued to be asset-sensitive at September 30, 2005. Being asset-sensitive means that there are more assets than liabilities subject to immediate repricing as interest rates increase and decrease. Due to a general slowdown in the economy beginning in 2000, the Federal Reserve acted to provide a stimulus through a series of interest rate reductions that lowered the prime rate from 9.5% in January 2001 to 4.00% in June 2003. The prime rate remained at 4.00% through June 30, 2004. The Company’s net interest margin and net interest spread were negatively impacted by the low interest rate environment through June 30, 2004. The Federal Reserve raised interest rates by 25 basis points on June 30, 2004 and two additional 25 basis point increases in the quarter ended September 30, 2004. On September 30, 2004, the prime rate was 4.75%. The Federal Reserve raised interest rates eight times during the fiscal year ended September 30, 2005, and the prime rate increased to 6.75% at September 30, 2005. This represented a 200 basis point increase over the prime rate at the beginning of the fiscal year. These interest rate increases that occurred during the year had a positive impact on the Company’s net interest margin and net interest spread. Because of these rate increases, the Company used the proceeds from the calls of investment securities available for sale to reduce floating rate borrowed money. During the year the Company also promoted fixed rate time deposits. These funds were also used to reduce floating rate borrowed money.

Analysis of Net Interest Income

Net interest income represents the difference between income derived from interest-earning assets and the interest expense on interest-bearing liabilities. Net interest income is affected by the difference between the rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities, known as “interest rate spread,” and the relative volume of interest-earning assets and interest-bearing liabilities.

The following table sets forth certain information relating to our consolidated statements of income for the years ended September 30, 2005, 2004 and 2003 and reflects the average yield on assets and average cost of liabilities at the date and for the periods indicated. We derived yields and costs by dividing income or expense by the average balance of assets and liabilities, respectively, for the periods shown. Average balances are derived from daily balances.

	Year Ended September 30,
	2005			2004			2003
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets:
Loans receivable (1)	$233,648	13,913	5.95%	$229,226	$11,460	5.00%	$227,951	$12,807	5.62%
Investment securities (2)	113,833	4,650	4.08	113,479	4,848	4.27	87,466	4,256	4.87
Interest-bearing overnight deposits	3,645	96	2.63	3,556	34	0.97	12,550	146	1.16

Total interest-earning assets (3)	351,126	18,659	5.31	346,261	16,342	4.72	327,967	17,209	5.25

Non-interest-earning assets	20,305			23,046			20,015

Total assets	$371,431			$369,307			$347,982

Liabilities and stockholders’ equity:
Interest-bearing checking	35,151	100	0.29	$36,087	77	0.21	$33,894	122	0.36
Money market investment accounts	15,949	170	1.07	19,951	139	0.70	22,041	201	0.91
Passbook and statement savings	29,713	225	0.76	30,534	187	0.61	30,024	273	0.91
Certificates of deposit	173,486	4,338	2.50	159,246	3,040	1.91	156,116	3,869	2.48
FHLB advances	27,140	1,289	4.75	38,325	1,350	3.52	22,647	1,127	4.98

Total interest-bearing liabilities	281,439	6,122	2.18	284,142	4,793	1.69	264,722	5,592	2.11

Non-interest-bearing liabilities	24,035			21,307			20,777

Total liabilities	305,474			305,449			285,499
Stockholders’ equity	65,957			63,858			62,483

Total liabilities and equity	$371,431			$369,307			$347,982

Net interest income		$12,537			$11,549			$11,617

Interest rate spread			3.13%			3.03%			3.14%

Net interest margin (4)			3.57%			3.34%			3.54%

Ratio of average interest-earning assets to average interest-bearing liabilities			124.76%			121.86%			123.89%

(1)	Includes nonaccrual loans and loans held for sale, net of discounts, fees and allowance for loan losses.

(2)	Includes FHLB of Atlanta stock.

(3)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

(4)	Represents net interest income divided by the average balance of interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in our interest income and interest expense for the periods indicated. For each category of interest-earning asset and interest-bearing liability, we have provided information on changes attributable to:

•	changes in volume, which are changes in average volume multiplied by the average rate for the previous period

•	changes in rates, which are changes in average rate multiplied by the average volume for the previous period

•	changes in rate-volume, which are changes in average rate multiplied by the changes in average volume and

•	total change, which is the sum of the previous columns.

	Year Ended September 30,
	2005 vs. 2004				2004 vs. 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
	(In thousands)
Interest income:
Loans receivable (1)	$221	$2,190	$42	$2,453	$71	$(1,410)	$(8)	$(1,347)
Investment securities (2)	15	(213)	—	(198)	1,266	(519)	(155)	592
Interest bearing overnight deposits	1	59	1	61	(105)	(25)	18	(112)

Total interest-earning assets	237	2,036	43	2,316	1,232	(1,954)	(145)	(867)

Interest expense:
Interest-bearing checking	(2)	26	(1)	23	8	(49)	(3)	(44)
Money market investment accounts	(28)	74	(15)	31	(19)	(47)	4	(62)
Passbook and statement savings	(5)	44	(1)	38	5	(90)	(1)	(86)
Certificates of deposit	272	942	84	1,298	77	(889)	(18)	(830)
FHLB advances	(394)	469	(137)	(62)	780	(329)	(228)	223

Total interest-bearing liabilities	(157)	1,555	(70)	1,328	851	(1,404)	(246)	(799)

Change in net interest income	$394	$481	$113	$988	$381	$(550)	$101	$(68)

(1)	Includes nonaccrual loans and loans held for sale net of discounts, fees and allowance for loan losses.

(2)	Includes FHLB of Atlanta stock.

Commitments, Contingencies and Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

Off-balance sheet financial instruments whose contract amounts represent credit and interest rate risk are summarized as follows:

	September 30, 2005	September 30, 2004
	(In thousands)
Commitments to originate new loans	$1,094	$2,177
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	54,553	55,357
Commercial letters of credit	2,076	2,055
Commitments to sell loans held for sale	1,019	2,174

The Company does not have any special purpose entities or other similar forms of off-balance sheet financing arrangements.

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Loan commitments generally expire within 30 to 45 days. Most equity line commitments are for a term of 15 years, and commercial lines of credit are generally renewable on an annual basis. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amounts of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At September 30, 2005, the aggregate fair value of the loans held for sale exceeded their book value.

Contractual Obligations

As of September 30, 2005

	Payments due by period
	(Dollars in thousands)
	Less than 1 year	1-3 years	4-5 years	Over 5 years	Total
Deposits	$239,188	$23,136	$10,501	$—	$272,825
Advances from Federal Home Loan Bank	5,000	20,000	—	—	25,000
Lease obligations	21	42	26	—	89

Total contractual cash obligations	$244,209	$43,178	$10,527	$—	$297,914

Asset Quality

At September 30, 2005, nonperforming assets (nonaccrual loans and real estate owned) were $2.8 million or 0.77% of total assets. At September 30, 2004, the Company had approximately $4.0 million in nonperforming assets or 1.05% of total assets. At September 30, 2005 and 2004, impaired loans totaled $5.9 million and $3.6 million, respectively, as defined by Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” At September 30, 2005, the impaired loans resulted from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At September 30, 2004, the impaired loans resulted from two unrelated commercial loan customers, both of which have loans secured by commercial real estate and business assets in Alamance County. At September 30, 2005, $2.2 million of the impaired loans are on nonaccrual status, and their related reserve for loan losses totaled $900,000. At September 30, 2004, all of the $3.6 million of the impaired loans are on nonaccrual status, and their related reserve for loan losses totaled $300,000. There was no impact on the provision as management had already anticipated the loans’ performance in setting the allowance for loan losses in previous periods. The average carrying value of impaired loans was $3.7 million for each of the years ended September 30, 2005 and 2004, respectively. Interest income of $358,000 and $189,000 has been recorded on impaired loans in the years ended September 30, 2005 and 2004, respectively. The Bank’s net chargeoffs for the years ended September 30, 2005 and 2004 were $710,000 and $140,000, respectively. The Bank’s allowance for loan losses was $4.3 million at September 30, 2005 and $4.0 million at September 30, 2004. The ratio of the allowance for loan losses to total loans, net of loans in process and deferred loan fees was 1.82% and 1.68% at September 30, 2005 and September 30, 2004, respectively.

At September 30, 2005, the Company had one $3.7 million loan relationship which is not currently classified as nonaccrual, 90 days past due or restructured, but where known financial information about possible credit problems causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as nonaccrual, 90 days past due or restructured. See “—Provision For Loan Losses” for information concerning the specific reserve on this loan.

The following table presents an analysis of our nonperforming assets:

	At September 30, 2005	At September 30, 2004
Nonperforming loans:
Nonaccrual loans	$2,489	$3,962
Loans 90 days past due and accruing	—	—
Restructured loans	—	—

Total nonperforming loans	2,489	3,962
Other real estate	341	17

Total nonperforming assets	$2,830	$3,979

Nonperforming loans to loans receivable, net	1.07%	1.72%
Nonperforming assets as a percentage of loans and other real estate owned	1.22	1.72
Nonperforming assets to total assets	0.77	1.05

Regulations require that we classify our assets on a regular basis. There are three classifications for problem assets: substandard, doubtful and loss. We regularly review our assets to determine whether any assets require classification or re-classification. At September 30, 2005, we had $7.2 million in substandard assets consisting of $6.8 million in loans, $341,000 in real estate owned and $8,000 in loans classified as loss. At September 30, 2004, we had $4.7 million in substandard assets consisting of $4.7 million in loans and $17,000 in real estate owned.

In addition to regulatory classifications, we also classify as “special mention” and “watch” assets that are currently performing in accordance with their contractual terms but may become classified or nonperforming assets in the future. At September 30, 2005, we have identified approximately $743,000 million in assets classified as special mention and $26.2 million as watch.

Comparison of Financial Condition at September 30, 2005 and 2004

Most of our customers are small businesses in our immediate market area that are more vulnerable to changes in the economy than larger, more diversified companies whose revenues are supported by customers in a variety of locations. In addition, our customer base includes textile companies that are continuing to feel the negative impact of the NAFTA legislation and the downturn in our local and regional economy during the past two years. The local and regional economy impacts the Company’s net interest income and also the provision for loan losses. For further discussion, see Comparison of Operating Results below.

Total Assets. Total assets decreased by $9.9 million or 2.6%, from $377.7 million at September 30, 2004 to $367.8 million at September 30, 2005. The decrease in assets was due primarily to a decrease in investment securities and decreased borrowings from the FHLB of Atlanta.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.9 million from $9.9 million at September 30, 2004 to $8.0 million at September 30, 2005.

Loans Receivable. Net loans receivable were flat compared with the prior year. Net loans receivable were $231.8 million at September 30, 2004 and $231.7 million at September 30, 2005. Loans held for sale increased from $930,000 at September 30, 2004 to $1.0 million at September 30, 2005. This increase results from the timing of loan originations and loan sales. During the year ended September 30, 2005, mortgage originations were somewhat slower than in the previous year and considerably slower than previous years as refinance activity slowed down in response to higher mortgage rates. The Company’s real estate loans increased $7.0 million from $168.9 million at September 30, 2004 to $175.9 million at September 30, 2005. The largest part of this increase results from increased construction loans. Gross construction loans increased $13.7 million from $24.7 million at September 30, 2004 to $38.4 million at September 30, 2005. Construction loans include residential and commercial construction loans as well as loans to selected developers in our market area.

Allowance for Loan Losses. The Company has an allowance for loan losses model which considers several factors including: changes in the balance of loans, changes in credit grades of loans, changes in the mix of the loan portfolio, historical charge-offs and recoveries, changes in impaired loan valuation allowances as well as other subjective factors such as economic conditions, loan concentrations and operational risks.

The allowance for loan losses at September 30, 2005 and 2004 was $4.3 million and $4.0 million, respectively, which we think is adequate to absorb probable losses in the loan portfolio. The ratio of the allowance for the loan losses to total loans, net of loans in process and deferred loan fees increased to 1.82% at September 30, 2005 compared to 1.68% at September 30, 2004 and September 30, 2003. Much of this increase is related to specific reserves established for impaired loans. At September 30, 2005, the Bank had established a specific reserve of $900,000 related to impaired loans compared to a specific reserve of $300,000 at September 30, 2004 related to impaired loans as of that date. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary based on changes in economic and other conditions. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the recognition of adjustments to the allowance for loan losses based on their judgments of information available to them at the time of their examinations.

Investment Securities. Investment securities available for sale decreased $10.4 million from $96.7 million at September 30, 2004 to $86.3 million at September 30, 2005. Investment securities held to maturity increased $1.3 million from $22.9 million at September 30, 2004 to $24.2 million at September 30, 2005. During the year ended September 30, 2005, $3.3 million of investment securities held to maturity and $8.9 million of investment securities available for sale were called, matured or sold. During this same time period, we purchased $4.6 million of investment securities held to maturity and no investment securities available for sale.

Deposits. Total deposits were $272.8 million at September 30, 2005. an increase from $262.7 million at September 30, 2004. Certificates of deposit at September 30, 2005 totaled $177.1 million or 64.9% of deposits. At September 30, 2004, certificates of deposit totaled $160.3 million or 61.0% of total deposits. Money market accounts decreased $7.1 million during the year ended September 30, 2005 as depositors shifted funds into higher yielding certificates of deposit. In anticipation of rising interest rates, the Bank promoted certificates of deposits early in Fiscal 2005. This promotion was successful and enabled the Bank to generate funds to reduce variable rate short term borrowings.

Stockholders’ Equity. Stockholders’ equity increased by $300,000 from $65.9 million at September 30, 2004 to $66.2 million at September 30, 2005. Stockholders’ equity increased as a result of net income of $3.4 million, $875,000 from the allocation of ESOP shares, and $80,000 from the exercise of stock options. These increases were partially offset by $1.1 million in cash dividends paid to stockholders, $2.0 million from the purchase of treasury shares and $924,000 from a decrease in other comprehensive income which reflects the decrease in the value of the Company’s investments available for sale which resulted from the increase in interest rates at September 30, 2005.

Comparison of Operating Results for the Years Ended September 30, 2005 and 2004

Net Income. We had $3.4 million of net income for the year ended September 30, 2005 compared to $3.5 million of net income for the year ended September 30, 2004 representing a decrease of $100,000, or 2.9%. Basic and diluted earnings per share were $1.21 and $1.14, respectively, for the year ended September 30, 2005 compared to basic and diluted earnings per share of $1.23 and $1.17, respectively, for the year ended September 30, 2004. The decrease in net income resulted primarily from increased provision for loan losses which was offset partially by increased net interest income.

Net Interest Income. Net interest income was $12.5 million and $11.5 million for the years ended September 30, 2005 and 2004, respectively. This increase of $1.0 million resulted from increased earning assets and increased net interest margins. The Company’s net yield on earning assets, or net interest margin, increased from 3.34% in the year ended September 30, 2004 to 3.57% in the year ended September 30, 2005. The Company’s average yield on interest earning assets increased 59 basis points to 5.31% for the year ended September 30, 2005 from 4.72% in the previous year. The Company’s average cost of interest-bearing liabilities increased 49 basis points to 2.18% for the year ended September 30, 2005 from 1.69% in the prior year. The average balance of interest-earning assets increased by $4.8 million, or 1.4%, from $346.3 million for the year ended September 30, 2004 to $351.1 million for the year ended September 30, 2005. The average balances of loans receivable increased while the average balance of investment securities and interest-bearing overnight deposits remained flat. In addition, the average balance of interest-bearing liabilities decreased by $2.7 million from $284.1 million for the year ended September 30, 2004 to $281.4 million for the year ended September 30, 2005. During the year ended September 30, 2005 the average balances of certificates of deposits increased while the decrease in the average money market investment accounts and FHLB advances more than offset the increase in certificates of deposits.

Interest Income. Total interest income was $18.7 million for the year ended September 30, 2005, as compared to $16.3 million for the year ended September 30, 2004, representing an increase of $2.4 million, or 14.7%. This increase was attributable to the 59 basis point increase in the average yield on interest-earning assets and the $4.8 million increase in the average balance of interest-earning assets during the year.

Interest on loans receivable increased by $2.4 million, or 20.9%, from $11.5 million for the year ended September 30, 2004 to $13.9 million for the year ended September 30, 2005. The average yield on loans receivable increased 95 basis points from 5.00% for the year ended September 30, 2004 to 5.95% for the year ended September 30, 2005. The increase resulted primarily from the increase in the average prime interest rate from 4.10% for the year ended September 30, 2004 to an average of 5.69% for the year ended September 30, 2005. The average balance of loans receivable for the year September 30, 2005 increased by $4.4 million from $229.2 million for the year ended September 30, 2004 to $233.6 million for the year ended September 30, 2005.

Interest on investment securities decreased by $100,000, from $4.9 million for the year ended September 30, 2004 to $4.7 million for the year ended September 30, 2005. The decrease was attributable to a decrease in the average yield on investment securities of 4.08% for the year ended September 30, 2005 compared to 4.27% for the year ended September 30, 2004. The average balance of investment securities increased from $113.5 million for the year ended September 30, 2004 to $113.8 million for the year ended September 30, 2005.

Interest on interest-bearing overnight deposits increased by $62,000 from $34,000 for the year ended September 30, 2004 to $96,000 for the year ended September 30, 2005. The increase resulted primarily from a 166 basis point increase in the yield on interest-bearing overnight deposits. The average balance of interest-bearing overnight deposits was $3.6 million for each of the years ended September 30, 2005 and 2004.

Interest Expense. Total interest expense was $6.1 million for the year ended September 30, 2005, as compared with $4.8 million for the year ended September 30, 2004, representing an increase of $1.3 million, or 27.1%. This decrease was due primarily to a 49 basis point increase in the average cost of funds which was partially offset by a decrease in interest-bearing liabilities of $2.7 million from $284.1 million for the year ended September 30, 2004 to $281.4 million for the year ended September 30, 2005.

Interest on deposits increased by $1.4 million, or 41.2%, from $3.4 million for the year ended September 30, 2004 to $4.8 million for the year ended September 30, 2005. The increase was attributable to a 49 basis point increase in the average cost of deposits. Average deposits increased $8.5 million from $245.8 million for the year ended September 30, 2004 to $254.3 million for the year ended September 30, 2005. The average balances of transaction and savings accounts decreased $5.8 million from $86.6 million for the year ended September 30, 2004 to $80.8 million for the year ended September 30, 2005. The average balance of certificates of deposit increased $14.2 million from $159.2 million for the year ended September 30, 2004 to $173.5 million for the year ended September 30, 2005. As interest rates on certificates of deposits increased, some depositors transferred their funds from transaction accounts into certificates to take advantage of these higher yields.

Interest expense on borrowings was $1.3 million for the years ended September 30, 2005 as compared with $1.4 million for the year ended September 30, 2004. Average borrowings decreased $11.2 million from $38.3 million for the year ended September 30, 2004 to $27.1 million for the year ended September 30, 2005. Offsetting this volume decrease was an increase of 123 basis points in the average cost of borrowed money. Outstanding for both years was a long-term fixed rate advance of $20.0 million from the FHLB Atlanta. During the year ended September 30, 2005, we used short-term variable rate borrowings on an as needed basis. As interest rates increased during the year ended September 30, 2005, the rates on these variable borrowings increased.

Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $1.0 million, charge-offs were $716,000 and recoveries were $6,000 for the year ended September 30, 2005 compared with a provision of $240,000, charge-offs of $141,000 and recoveries of $1,000 for the year ended September 30, 2004. Nonperforming loans at September 30, 2005 and 2004 were $2.5 million and $4.0 million, respectively. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

During the year ended September 30, 2005 construction and commercial loans continued to increase as well as the percentages of these loans to the total portfolio. Although these loans normally are interest sensitive, management believes that there is greater risk inherent in these loans than the typical one-to-four family residential mortgage loan. Therefore, management assigns these types of loans a higher risk weighting in the analysis of the loan loss reserve.

Other Income. Total other income was $2.1 million for the year ended September 30, 2005, as compared to $2.3 million for the year ended September 30, 2004, representing a decrease of $200,000, or 8.7%. We continued to sell the long-term fixed-rate mortgage loans that were originated. During the years ended September 30, 2005 and

2004, we sold $22.2 million and $27.1 million of mortgage loans and recorded net mortgage banking income of $406,000 and $442,000 million, respectively. Securities gains, net decreased $214,000 from gains of $212,000 for the year ended September 30, 2004 to a loss of $2,000 for the year ended September 30, 2005. Commissions from sales of annuities and mutual funds decreased $32,000 from $337,000 for the year ended September 30, 2004 to $305,000 for the year ended September 30, 2005. This decrease results from lower sales of annuities and mutual funds. Customer service fees increased $67,000 from $384,000 for the year ended September 30, 2004 to $1.0 million for the year ended September 30, 2005. The increase resulted primarily from increased fees on transaction accounts.

Operating Expenses. Total operating expenses were $8.3 million for both of the years ended September 30, 2005 and 2004. Compensation and related benefits decreased by $100,000, or 5.2%, from $5.3 million for the year ended September 30, 2004 to $5.2 million for the year ended September 30, 2005. The reduction in compensation and benefits was largely attributable to lower salaries. During 2005, the bank instituted a hiring freeze in light of the pending merger with Capital Bank. The Company recognized income from real estate operations of $12,000 for the year ended September 30, 2004 compared to expense of $1,000 for the year ended September 30, 2005. Other operating expenses increased $100,000, or 6.3%, from $1.6 million for the year ended September 30, 2004 to $1.7 million for the year ended September 30, 2005. This increase was the result of higher professional fees including legal and audit fees.

Income Taxes. Income tax expense was $1.9 million for the both of the years ended September 30, 2005 and 2004. Our effective tax rate was 36.0% for the year ended September 30, 2005 and 35.5% for the year ended September 30, 2004. The increase in the effective tax rate in 2005 was primarily due to an increase in non-deductible expenses and a decrease in tax exempt interest income over the prior year.

Comparison of Operating Results for the Years Ended September 30, 2004 and 2003

Net Income. We had $3.5 million of net income for the year ended September 30, 2004 compared to $3.9 million of net income for the year ended September 30, 2003 representing a decrease of $400,000, or 10.3%. Basic and diluted earnings per share were $1.23 and $1.17, respectively, for the year ended September 30, 2004 compared to basic and diluted earnings per share of $1.39 and $1.33, respectively, for the year ended September 30, 2003. The decrease in net income resulted primarily from decreased other income which was offset partially by decreased operating expenses and decreased income taxes.

Net Interest Income. Net interest income was $11.5 million and $11.6 million for the years ended September 30, 2004 and 2003, respectively. This minor decrease of $100,000 resulted from the offsetting effects of an increase in the level of average earning assets and a decline in the net yield on earning assets, or net interest margin, from 3.54% in the year ended September 30, 2003 to 3.34% in the year ended September 30, 2004. The Company’s average yield on interest earning assets decreased 53 basis points to 4.72% for the year ended September 30, 2004 from 5.25% in the previous year. The Company’s average cost of interest-bearing liabilities decreased 42 basis points to 1.69% for the year ended September 30, 2004 from 2.11% in the prior year. The average balance of interest-earning assets increased by $18.3 million, or 5.6%, from $328.0 million for the year ended September 30, 2003 to $346.3 million for the year ended September 30, 2004. The average balances of loans receivable and investments securities increased while the average balance of interest-bearing overnight deposits decreased. In addition, the average balance of interest-bearing liabilities increased by $19.4 million from $264.7 million for the year ended September 30, 2003 to $284.1 million for the year ended September 30, 2004 primarily due to an increase in the average balances of FHLB advances, certificates of deposits, interest bearing checking accounts, and savings accounts which were partially offset by a decrease in average money market investment accounts.

Interest Income. Total interest income was $16.3 million for the year ended September 30, 2004, as compared to $17.2 million for the year ended September 30, 2003, representing a decrease of $900,000, or 5.2%. This decrease was attributable to the 53 basis point decrease in the average yield on interest-earning assets which was partially offset by a $18.3 million increase in the average balance of interest-earning assets during the year.

Interest on loans receivable decreased by $1.3 million, or 10.5%, from $12.8 million for the year ended September 30, 2003 to $11.5 million for the year ended September 30, 2004. The average yield on loans receivable decreased 62 basis points from 5.62% for the year ended September 30, 2003 to 5.00% for the year ended

September 30, 2004. The decrease resulted primarily from the decrease in the average prime interest rate from 4.24% for the year ended September 30, 2003 to 4.10% for the year ended September 30, 2004. The average balance of loans receivable for the year September 30, 2004 increased by $1.2 million from $228.0 million for the year ended September 30, 2003 to $229.2 million for the year ended September 30, 2004.

Interest on investment securities increased by $600,000, or 18.9%, from $4.3 million for the year ended September 30, 2003 to $4.9 million for the year ended September 30, 2004. The increase was attributable to a $26.0 million, or 29.7%, increase in the average balance of investment securities from $87.5 million for the year ended September 30, 2003 to $113.5 million for the year ended September 30, 2004 which was partially offset by a 60 basis point decrease in the average yield on investment securities due to lower reinvestment rates on the proceeds of matured and called investment securities. The average yield on investment securities decreased from 4.87% for the year ended September 30, 2003 to 4.27% for the year ended September 30, 2004.

Interest on interest-bearing overnight deposits decreased by $112,000 from $146,000 for the year ended September 30, 2003 to $34,000 for the year ended September 30, 2004. The decrease resulted from a $9.0 million decrease in the average balance of interest-bearing overnight deposits from $12.6 million for the year ended September 30, 2003 to $3.6 million for the year ended September 30, 2004 as well as a 20 basis point decrease in the yield on interest-bearing overnight deposits.

Interest Expense. Total interest expense was $4.8 million for the year ended September 30, 2004, as compared with $5.6 million for the year ended September 30, 2003, representing a decrease of $800,000, or 14.3%. This decrease was due primarily to a 42 basis point decrease in the average cost of funds which was partially offset by an increase in interest-bearing liabilities of $19.4 million from $264.7 million for the year ended September 30, 2003 to $284.1 million for the year ended September 30, 2004.

Interest on deposits decreased by $1.1 million, or 26.7%, from $4.5 million for the year ended September 30, 2003 to $3.4 million for the year ended September 30, 2004. The decrease was attributable to a 44 basis point decrease in the average cost of deposits. Average deposits increased $3.7 million from $242.1 million for the year ended September 30, 2003 to $245.8 million for the year ended September 30, 2004. The average balances of transaction and savings accounts increased $600,000 from $86.0 million for the year ended September 30, 2003 to $86.6 million for the year ended September 30, 2004. The average balance of certificates of deposit increased $3.1 million from $156.1 million for the year ended September 30, 2003 to $159.2 million for the year ended September 30, 2004.

Interest expense on borrowings was $1.4 million for the years ended September 30, 2004 as compared with $1.1 million for the year ended September 30, 2003. Average borrowings increased $15.7 million from $22.6 million for the year ended September 30, 2003 to $38.3 million for the year ended September 30, 2004. Offsetting this volume increase was a decrease of 146 basis points in the average cost of borrowed money. Outstanding for both years was a long-term fixed rate advance of $20.0 million from the FHLB Atlanta. During the year ended September 30, 2004, we used short-term variable rate borrowings on an as needed basis. As a result of these additional borrowings at lower short-term rates, the average cost of borrowed money decreased.

Provision for Loan Losses. We charge provisions for loan losses to earnings to maintain the total allowance for loan losses at a level we consider adequate to provide for probable loan losses, based on existing loan levels and types of loans outstanding, nonperforming loans, prior loss experience, general economic conditions and other factors. Our policies require the review of assets on a regular basis, and we appropriately classify loans as well as other assets if warranted. Our credit management systems have resulted in low loss experience; however, there can be no assurances that such experience will continue. We believe we use the best information available to make a determination with respect to the allowance for loan losses, recognizing that future adjustments may be necessary depending upon a change in economic conditions. The provision for loan losses was $240,000, charge-offs were $141,000 and recoveries were $1,000 for the year ended September 30, 2004 compared with a provision of $240,000, charge-offs of $117,000 and recoveries of $1,000 for the year ended September 30, 2003. Nonperforming loans at September 30, 2004 and 2003 were $4.0 million and $4.2 million, respectively. There was no significant impact on the provision as these loans are well secured by property and equipment and the Company has increased the specific impaired loan valuation allowance to $300,000 for these loans as of September 30, 2004 compared to $210,000 at September 30, 2003. The Company made no significant changes to the allowance for loan losses methodology during the period which impacted the provision for loan losses.

Other Income. Total other income was $2.3 million for the year ended September 30, 2004, as compared to $3.5 million for the year ended September 30, 2003, representing a decrease of $1.2 million, or 34.3%. Interest rates began to increase in late 2003 following a period of record low mortgage rates that prevailed for most of the year ended September 30, 2003. During the year ended September 30, 2003, many borrowers took advantage of the low rate environment to refinance their existing mortgage loans. As interest rates began to rise we saw a considerable drop in refinance activity which led to lower volumes of mortgage originations and sales which resulted in lower fee income. We continued to sell the long-term fixed-rate mortgage loans that were originated. During the years ended September 30, 2004 and 2003, we sold $27.1 million and $103.7 million of mortgage loans and recorded net mortgage banking income of $442,000 and $1.8 million, respectively. Securities gains, net increased $106,000 from $106,000 for the year ended September 30, 2003 to $212,000 for the year ended September 30, 2004. Commissions from sales of annuities and mutual funds decreased $128,000 from $465,000 for the year ended September 30, 2003 to $337,000 for the year ended September 30, 2004. This decrease results from lower sales of annuities and mutual funds. Sales of annuities and mutual funds totaled $150,000 and $6.0 million and $1.9 million and $7.2 million for the years ended September 30, 2004 and 2003, respectively. Other income increased $145,000 from $239,000 for the year ended September 30, 2003 to $384,000 for the year ended September 30, 2004. The increase resulted primarily from a $143,000 gain on the sale of a former branch office during June 2004.

Operating Expenses. Total operating expenses were $8.3 million for the year ended September 30, 2004, as compared to $8.7 million for the year ended September 30, 2003. Compensation and related benefits decreased by $200,000, or 3.6%, from $5.5 million for the year ended September 30, 2003 to $5.3 million for the year ended September 30, 2004. The reduction in compensation and benefits was largely attributable to lower incentives and overtime from lower mortgage production this year compared to the prior year. This decrease was partially offset by increased costs of employee benefits. The Company recognized income from real estate operations of $12,000 for the year ended September 30, 2004 compared to expense of $1,000 for the year ended September 30, 2003. Other operating expenses decreased $200,000, or 11.1%, from $1.8 million for the year ended September 30, 2003 to $1.6 million for the year ended September 30, 2004. This decrease was the result of expense control and reduced lending volumes.

Income Taxes. Income tax expense was $1.9 million for the year ended September 30, 2004, as compared to $2.2 million for the year ended September 30, 2003. Our effective tax rate was 35.5% for the year ended September 30, 2004 and 36.4% for the year ended September 30, 2003. The decrease in the effective tax rate in 2004 was primarily due to a relative increase in tax exempt interest income over the prior year.

Impact of Inflation and Changing Prices

Our financial statements and the accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

Our market risk arises primarily from interest rate risk inherent in our lending and deposit-taking activities. We do not maintain a trading account for any class of financial instrument nor do we engage in hedging activities or purchase derivative instruments. Furthermore, we are not subject to foreign currency exchange rate risk or commodity price risk.

We measure our interest rate risk by computing estimated changes in net interest income and the net portfolio value of cash flows from assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. These computations estimate the effect on our net interest income and net portfolio value of sudden and sustained 100, 200 and 300 basis points (bp) increases and 100, 200 and 300 bp decreases in market interest rates. Our board of directors has adopted an interest rate risk policy which establishes maximum decreases in our estimated net interest income of 10%, 15% and 25% in the event of 100, 200 and 300 bp increases and 10%, 30% and 40% in the event of 100, 200 and 300 bp decreases in the market interest rates, respectively. Limits have also been established for changes in net portfolio value of decreases of 10%, 15% and 25% in the event of 100, 200 and 300 bp increases in market interest rates, respectively, and decreases of 10%, 15% and 20% in the event of 100, 200 and 300 bp decreases in market interest rates, respectively. The following table presents the projected change in net interest income and net portfolio value for the various rate shock levels at September 30, 2005.

	Net Portfolio Value			Net Interest Income
Change in Rates	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)			(Dollars in thousands)
+ 300 bp	$78,023	$9,556	14.0%	$14,446	$2,101	17.0%
+ 200 bp	75,299	6,832	10.0	13,745	1,400	11.3
+ 100 bp	72,869	4,402	6.4	13,044	699	5.7
Base	68,467			12,345
- 50 bp	67,008	(1,459)	(2.1)	11,671	(674)	(5.5)
- 75 bp	64,241	(4,226)	(6.2)	10,660	(1,685)	(13.6)
- 100 bp	61,741	(6,726)	(9.8)	9,655	(2,690)	(21.8)

The above table indicates that at September 30, 2005, in the event of sudden and sustained increases in prevailing market interest rates, we would expect our estimated net interest income to increase and our net portfolio value to decrease, and that in the event of sudden and sustained decreases in prevailing market interest rates, we would expect our estimated net interest income to decrease and our net portfolio value to increase. Our board of directors reviews our net interest income and net portfolio value position quarterly, and, if estimated changes in net interest income and net portfolio value are not within the targets established by the board, the board may direct management to adjust the asset and liability mix to bring interest rate risk within board approved targets. At September 30, 2005, our estimated changes in net interest income and net portfolio value were within the targets established by the board of directors.

Computations of prospective effects of hypothetical interest rate changes, such as the above computations, are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the above table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinancing activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the table. Also, borrowers may have difficulty in repaying their adjustable-rate debt if interest rates increase.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors

1st State Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of 1st State Bancorp, Inc. and subsidiary as of September 30, 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st State Bancorp, Inc. and subsidiary as of September 30, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Raleigh, North Carolina

November 17, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors

1st State Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of 1st State Bancorp, Inc. and subsidiary as of September 30, 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1st State Bancorp, Inc. and subsidiary as of September 30, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/    McGladrey & Pullen, LLP

Charlotte, North Carolina

November 11, 2005

1st State Bancorp, Inc. and Subsidiary

Consolidated Balance Sheets

September 30, 2005 and 2004

(Dollars in Thousands)

	2005	2004
Assets
Cash and cash equivalents	$8,016	9,854
Investment securities:
Held to maturity (fair value of $23,881 and $22,884 at September 30, 2005 and 2004, respectively)	24,247	22,919
Available for sale (cost of $88,446 and $97,386 at September 30, 2005 and 2004, respectively)	86,268	96,693
Loans held for sale, at lower of cost or fair value	1,010	930
Loans receivable (net of allowance for loan losses of $4,292 and $3,956 at September 30, 2005 and 2004, respectively)	231,667	231,763
Real estate owned	341	17
Federal Home Loan Bank stock, at cost	1,956	2,325
Premises and equipment	7,417	7,884
Accrued interest receivable	2,194	2,124
Other assets	4,723	3,205

Total assets	$367,839	377,714

Liabilities and Stockholders’ Equity
Liabilities:
Deposit accounts	272,825	262,734
Advances from Federal Home Loan Bank	25,000	44,000
Advance payments by borrowers for property taxes and insurance	18	39
Dividend payable	290	296
Other liabilities	3,471	4,731

Total liabilities	301,604	311,800

Stockholders’ Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 7,000,000 shares authorized; 2,898,637 and 2,962,323 shares issued and outstanding at September 30, 2005 and 2004, respectively	33	33
Additional paid-in capital	36,435	36,038
Unallocated ESOP shares	(2,013)	(2,571)
Deferred compensation payable in treasury stock	6,700	6,440
Treasury stock	(16,324)	(14,086)
Retained income – substantially restricted	42,730	40,462
Accumulated other comprehensive loss – net unrealized loss on investment securities available for sale	(1,326)	(402)

Total stockholders’ equity	66,235	65,914

Total liabilities and stockholders’ equity	$367,839	377,714

See accompanying notes to the consolidated financial statements.

1st State Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

Years Ended September 30, 2005, 2004 and 2003

(In Thousands, Except per Share Data)

	2005	2004	2003
Interest income:
Interest and fees on loans	$13,913	11,460	12,807
Interest and dividends on investments	4,650	4,848	4,256
Overnight deposits	96	34	146

Total interest income	18,659	16,342	17,209

Interest expense:
Deposit accounts	4,833	3,443	4,465
FHLB advances	1,289	1,350	1,127

Total interest expense	6,122	4,793	5,592

Net interest income	12,537	11,549	11,617
Provision for loan losses	(1,046)	(240)	(240)

Net interest income after provision for loan losses	11,491	11,309	11,377

Other income:
Customer service fees	1,033	966	877
Commissions from sales of annuities and mutual funds	305	337	465
Mortgage banking income, net	406	442	1,768
Securities gains (losses), net	(2)	212	106
Other	378	384	239

Total other income	2,120	2,341	3,455

Operating expenses:
Compensation and related benefits	5,166	5,252	5,459
Occupancy and equipment	1,438	1,402	1,422
Real estate operations, net	1	(12)	1
Other expenses	1,725	1,638	1,787

Total operating expenses	8,330	8,280	8,669

Income before income taxes	5,281	5,370	6,163
Income taxes	1,900	1,906	2,243

Net income	$3,381	3,464	3,920

Net income per share:
Basic	$1.21	1.23	1.39
Diluted	1.14	1.17	1.33

See accompanying notes to the consolidated financial statements.

1st State Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended September 30, 2005, 2004 and 2003

(Dollars in thousands, except for per share data)

	Common stock	Additional paid-in capital	Unallocated ESOP shares	Deferred compensation payable in treasury stock	Treasury stock	Retained income	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2002	$33	35,623	(3,739)	5,466	(11,899)	35,258	827	61,569
Comprehensive income:
Net income	—	—	—	—	—	3,920	—	3,920
Other comprehensive (loss)-unrealized loss on securities available for sale, net of income tax benefit of $1,026	—	—	—	—	—	—	(1,595)	(1,595)

Total comprehensive income								2,325
Allocation of ESOP shares	—	155	598	—	—	—	—	753
Acquisition of treasury shares	—	—	—	—	(886)	—	—	(886)
Cash dividends declared ($0.38 per share)	—	—	—	—	—	(1,132)	—	(1,132)
Cash dividends on unallocated ESOP shares	—	—	—	—	—	72	—	72

Balance at September 30, 2003	33	35,778	(3,141)	5,466	(12,785)	38,118	(768)	62,701
Comprehensive income:
Net income	—	—	—	—	—	3,464	—	3,464
Other comprehensive income-unrealized gain on securities available for sale, net of income taxes of $203	—	—	—	—	—	—	366	366

Total comprehensive income								3,830
Exercise of stock options	—	19	—	—	—	—	—	19
Allocation of ESOP shares	—	241	570	—	—	—	—	811
Deferred compensation	—	—	—	974	—	—	—	974
Treasury stock held for deferred compensation	—	—	—	—	(974)	—	—	(974)
Acquisition of treasury shares	—	—	—	—	(327)	—	—	(327)
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(1,184)	—	(1,184)
Cash dividends on unallocated ESOP shares	—	—	—	—	—	64	—	64

Balance at September 30, 2004	$33	36,038	(2,571)	6,440	(14,086)	40,462	(402)	65,914

See accompanying notes to the consolidated financial statements.

1st State Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years Ended September 30, 2005, 2004 and 2003

(Dollars in thousands, except for per share data)

	Common stock	Additional paid-in capital	Unallocated ESOP shares	Deferred compensation payable in treasury stock	Treasury stock	Retained income	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balance at September 30, 2004	$33	36,038	(2,571)	6,440	(14,086)	40,462	(402)	65,914
Comprehensive income:
Net income	—	—	—	—	—	3,381	—	3,381
Other comprehensive (loss)-unrealized loss on securities available for sale, net of income tax benefit of $561	—	—	—	—	—	—	(924)	(924)

Total comprehensive income								2,457
Exercise of stock options	—	80	—	—	—	—	—	80
Allocation of ESOP shares	—	317	558	—	—	—	—	875
Deferred compensation	—	—	—	260	—	—	—	260
Treasury stock held for deferred compensation	—	—	—	—	(260)	—	—	(260)
Acquisition of treasury shares	—	—	—	—	(1,978)	—	—	(1,978)
Cash dividends declared ($0.40 per share)	—	—	—	—	—	(1,165)	—	(1,165)
Cash dividends on unallocated ESOP shares	—	—	—	—	—	52	—	52

Balance at September 30, 2005	$33	36,435	(2,013)	6,700	(16,324)	42,730	(1,326)	66,235

See accompanying notes to the consolidated financial statements.

1st State Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years Ended September 30, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$3,381	3,464	3,920
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,046	240	240
Depreciation	647	686	733
Deferred income tax expense (benefit)	(388)	(112)	74
Amortization of premiums and discounts, net	(26)	5	(18)
Deferred compensation	232	224	230
Release of ESOP shares	875	811	753
Loan origination fees and unearned discounts deferred, net of current amortization	(46)	(76)	(130)
Net (gain) loss on sale of loans held for sale	39	45	(429)
Net (gain) loss on sale of investment securities available for sale	2	(212)	(106)
Gain on sale of premises and equipment	—	(143)	—
Net loss (gain) on sale of real estate owned	(16)	22	(6)
Proceeds from loans held for sale	22,144	27,116	103,739
Originations of loans held for sale	(22,263)	(27,446)	(97,157)
Decrease (increase) in other assets	(569)	239	257
Decrease (increase) in accrued interest receivable	(70)	(157)	305
Decrease in other liabilities	(1,216)	(108)	(2,796)

Net cash provided by operating activities	3,772	4,598	9,609

Cash flows from investing activities:
Proceeds from sale of FHLB stock	6,947	3,550	1,818
Purchase of FHLB stock	(6,578)	(4,200)	(1,743)
Purchases of investment securities held to maturity	(4,564)	(9,884)	(11,366)
Purchases of investment securities available for sale	—	(48,504)	(134,199)
Proceeds from sales of investment securities available for sale	1,944	14,003	1,106
Proceeds from maturities and issuer calls of investment securities available for sale	7,000	30,303	117,472
Proceeds from maturities and issuer calls of investment securities held to maturity	3,256	6,417	3,005
Net increase in loans receivable	(1,163)	(6,138)	(5,802)
Purchase of and improvements to real estate owned	(83)	(327)	—
Proceeds from disposal of real estate owned	18	590	109
Purchases of premises and equipment	(180)	(200)	(1,173)
Proceeds from disposal of premises and equipment	—	186	—

Net cash provided by (used in) investing activities	$6,597	(14,204)	(30,773)

1st State Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows — Continued

Years Ended September 30, 2005, 2004 and 2003

(In Thousands)

	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	$10,091	22	2,045
Increase (decrease) in advance payments by borrowers for property taxes and insurance	(21)	(18)	3
Advances from Federal Home Loan Bank	152,500	127,000	49,500
Repayments of advances from Federal Home Loan Bank	(171,500)	(114,500)	(38,000)
Purchase of treasury stock	(2,238)	(1,301)	(886)
Exercise of stock options	80	19	—
Dividends paid on common stock	(1,119)	(1,121)	(1,004)

Net cash provided by (used in) financing activities	(12,207)	10,101	11,658

Net increase (decrease) in cash and cash equivalents	(1,838)	495	(9,506)
Cash and cash equivalents at beginning of year	9,854	9,359	18,865

Cash and cash equivalents at end of year	$8,016	$9,854	$9,359

Payments are shown below for the following:
Interest	$6,086	$4,749	$5,594

Income taxes	$2,313	$1,743	$2,205

Noncash investing and financing activities:
Cash dividends declared but not paid	$290	$296	$297

Cash dividends on unallocated ESOP shares	$52	$64	$72

Unrealized gains (losses) on investment securities available for sale	$1,485	$569	$(2,621)

Loans originated in sale of real estate	$—	$—	$—

Transfer from loans to real estate owned	$259	$207	$15

See accompanying notes to the consolidated financial statements.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(1)	Significant Accounting Policies

(a)	Organization and Description of Business

1st State Bancorp, Inc. (the “Company” or the “Parent”) is a bank holding company formed in connection with the April 1999 conversion (the “Conversion”) of 1st State Bank from a North Carolina-chartered mutual savings bank to a North Carolina-chartered commercial bank, which now operates as a wholly owned subsidiary of the Parent under the name of 1st State Bank (the “Bank”). The Bank has one wholly owned subsidiary, First Capital Services Company, LLC (“First Capital”). The Bank is primarily engaged in the business of obtaining deposits and providing mortgage, commercial and consumer loans to the general public. First Capital is engaged primarily in the sale of annuities, mutual funds and insurance products on an agency basis. The principal activity of the Parent is ownership of the Bank.

(b)	Basis of Presentation

The consolidated financial statements include the accounts of the Parent, the Bank and the Bank’s subsidiary, First Capital. All significant intercompany transactions and balances are eliminated in consolidation.

(c)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

(d)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing overnight deposits with the Federal Home Loan Bank (FHLB) of Atlanta, and federal funds sold. At September 30, 2005 and 2004, interest-bearing overnight deposits were $2,971,000 and $4,333,000, respectively.

(e)	Investment Securities

Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Investment securities held for current resale are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings. Investment securities not classified either as securities held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses net of related taxes excluded from earnings and reported as accumulated other comprehensive income (loss) within stockholders’ equity. The classification of investment securities as held to maturity, trading, or available for sale is determined at the date of purchase.

Realized gains and losses from sales of investment securities are determined based upon the specific identification method. Premiums and discounts are amortized as an

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

adjustment to yield over the remaining expected lives of the securities using the level-yield method.

Management periodically evaluates investment securities for other than temporary declines in value and records any losses through an adjustment to earnings. Declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and extent to which the fair value has been less than costs, (2) the financial condition and near term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

(f)	Loans Held for Sale

The Company originates fixed-rate single-family, residential first mortgage loans on a presold basis. The Company issues a rate lock commitment to a customer and concurrently “locks in” with a secondary market investor under a best efforts delivery mechanism. Certain loans are sold with the servicing retained by the Company. The terms of the loan are dictated by the secondary investors and are transferred within several weeks of the Company initially funding the loan. The Company recognizes certain origination fees, gains and losses on sale of loans and service release fees upon the sale which are included in other income in the consolidated statement of income. Between the initial funding of the loans by the Company and the subsequent purchase by the investor, the Company carries the loans held for sale at the lower of cost or fair value in the aggregate as determined by the outstanding commitments from investors.

(g)	Loans Receivable

Interest on loans, including impaired loans, that are contractually ninety days or more past due is generally either charged off or reserved through an allowance for uncollected interest account. The allowance for uncollected interest is established by a charge to interest income equal to all interest previously accrued. In certain circumstances, interest on loans that are contractually ninety days or more past due is not charged off or reserved through an allowance account when management determines that the loan is both well secured and in the process of collection. If amounts are received on loans for which the accrual of interest has been discontinued, a determination is made as to whether payments received should be recorded as a reduction of the principal balance or as interest income depending on management’s judgment as to the collectibility of principal. The loan is returned to accrual status when, in management’s judgment, the borrower has demonstrated the ability to make periodic interest and principal payments on a timely basis.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(h)	Loan Origination Fees and Related Costs

Loan origination fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment of the loan yield using the level-yield method over the contractual life of the related loans.

(i)	Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

Management’s evaluation of the adequacy of the allowance is based on a review of individual loans, historical loan loss experience, the value and adequacy of collateral, and economic conditions in the Company’s market area. This evaluation is inherently subjective, as it requires material estimates, including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize changes to the allowance based on their judgments about information available to them at the time of their examinations.

For all specifically reviewed loans for which it is probable that the Company will be unable to collect all amounts due according to the terms of the loan agreement, the Company determines impairment either based on discounted cash flows using the loan’s initial interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogenous loans that are collectively evaluated for impairment (such as residential mortgage and consumer installment loans) are excluded from specific impairment evaluation, and their allowance for loan losses is calculated in accordance with the allowance for loan losses policy described above.

(j)	Real Estate Owned

Real estate acquired in settlement of loans by foreclosure or deed in lieu of foreclosure is initially recorded at the lower of cost (unpaid loan balance plus costs of obtaining title and possession) or fair value less estimated costs to sell at the time of acquisition. Subsequent costs directly related to development and improvement of property are capitalized, whereas costs relating to holding the property are expensed.

When the carrying value of real estate exceeds its fair value, less cost to sell, an allowance for loss on real estate is established and a provision for loss on real estate is charged to other expenses. At September 30, 2005, the Company owned three parcels of real estate acquired in settlement of loans totaling $341,000. At September 30, 2004, the

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Company owned one parcel of real estate acquired in settlement of loans totaling $17,000.

(k)	Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed generally by the straight-line method over the estimated useful lives of the related assets. Estimated lives are 15 to 50 years for buildings and 3 to 15 years for furniture, fixtures and equipment.

(l)	Income Taxes

Deferred income taxes are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as an adjustment to the income tax expense in the period that includes the enactment date.

(m)	Employee Stock Ownership Plan

The Company has an employee stock ownership plan (the “ESOP”) which covers substantially all of its employees. The ESOP purchased shares of the Company’s common stock after the Conversion using funds from a loan by the Company to the ESOP. The shares purchased by the ESOP are held in a suspense account as collateral for the loan, and are released from the suspense account and allocated to participants as scheduled principal and interest payments are made. The Company makes an annual contribution to the ESOP in an amount sufficient to make the scheduled principal and interest payments on the loan. The Company records a charge to its income statement in an amount equal to the fair value of the shares that are committed to be released from the suspense account each period in accordance with the terms of the ESOP and the related ESOP loan agreement.

(n)	Mortgage Servicing Rights

The rights to service mortgage loans for others are included in other assets on the consolidated balance sheet. Mortgage servicing rights (“MSRs”) are capitalized based on the allocated cost which is determined when the underlying loans are sold. MSRs are amortized over a period which approximates the life of the underlying loan as an adjustment of servicing income. Impairment reviews of MSRs are performed on a quarterly basis, by determining if specific loans have prepaid and accelerating the MSR

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

amortization related to that specified loan. As of September 30, 2005 and 2004, no valuation was required and the activity related to MSRs is summarized as follows:

	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$493	547
Additions of MSRs	49	58
Amortization of MSRs	(93)	(112)

Balance at end of year	$449	493

(o)	Earnings Per Share

For purposes of computing basic and diluted earnings per share, weighted average shares outstanding excludes unallocated ESOP shares that have not been committed to be released. The deferred compensation obligation discussed in note 12 that is funded with shares of the Company’s common stock has no net impact on the Company’s earnings per share computations. Diluted earnings per share includes the potentially dilutive effects of the Company’s benefit plans, as described below. There were no antidilutive stock options for the years ended September 30, 2005, 2004, and 2003. A reconciliation of the denominators of the basic and diluted earnings per share computation is as follows:

	2005	2004	2003
	(Dollars in thousands)
Net income	$3,381	3,464	3,920

Average shares issued and outstanding	2,922,557	2,964,363	2,986,965
Less unvested MRP shares	—	—	—
Less unallocated ESOP shares	(117,117)	(145,853)	(175,765)

Average basic shares for earnings per share	2,805,440	2,818,510	2,811,200
Add unvested MRP shares	—	—	—
Add potential common stock pursuant to stock option plan	160,906	148,201	127,398

Average diluted shares for earnings per share	2,966,346	2,966,711	2,938,598

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(p)	Stock Option Plan

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148) an amendment of FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results. There is no pro forma impact for any of the periods presented, as no stock options were granted or became vested in the years presented.

(q)	Comprehensive Income

Comprehensive income consists of net income and other comprehensive income and is presented in the statements of stockholders’ equity and comprehensive income. The Company’s other comprehensive income for the years ended September 30, 2005, 2004, and 2003 and accumulated other comprehensive income as of September 30, 2005 and 2004 are comprised solely of unrealized gains and losses on investments in available for sale securities. Other comprehensive income for the years ended September 30, 2005, 2004, and 2003 follows:

	2005	2004	2003
	(Dollars in thousands)
Unrealized holding gains (losses) arising during period, net of tax	$(925)	503	(1,528)
Less: Reclassification adjustment for realized (losses) gains, net of tax	(1)	137	67

Unrealized gains (losses) on securities, net of applicable income taxes	$(924)	366	(1,595)

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(r)	Disclosures Regarding Segments

The Company reports as one operating segment, as the chief operating decision-maker reviews the results of operations of the Company and its direct and indirect subsidiaries as a single enterprise.

(s)	Reclassifications

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform with the presentation adopted in 2005. Such reclassifications did not change net income or stockholders’ equity as previously reported.

(t)	Derivative Instruments and Hedging Activities

All derivative instruments must be recorded on the balance sheet at their respective fair values. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting.

On September 30, 2005 and 2004, the Company had no embedded derivative instruments requiring separate accounting treatment and had identified commitments to originate fixed-rate loans conforming to secondary market standards as its only freestanding derivative instruments. The Company does not currently engage in hedging activities. There were no commitments to originate fixed-rate conforming loans at September 30, 2005 and 2004, respectively. The fair value of these commitments was immaterial on these dates and therefore the impact of applying SFAS No. 133 at September 30, 2005 and 2004 was not material to the Company’s consolidated financial statements.

(u)	Deferred Compensation

Directors and certain executive officers participate in a deferred compensation plan, which was approved by the board of directors on September 24, 1997. This plan generally provides for fixed payments beginning after the participant retires. Each participant is fully vested in his account balance under the plan. The common stock purchased by the Company for this deferred compensation plan is maintained in a rabbi trust on behalf of the participants. The deferred compensation obligation is classified as a component of stockholders’ equity, and the common stock held by the rabbi trust is classified as a reduction of stockholders’ equity.

(v)	Standby Letters of Credit

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addressed the disclosure to be made by a guarantor in

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

its interim and annual financial statements about its obligations under guarantees. FIN 45 requires the guarantor to recognize a liability for the noncontingent component of the guarantee, such as the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. The Company issues standby letters of credit whereby the Company guarantees performance if a specified triggering event or condition occurs (primarily nonperformance under construction contracts entered into by construction customers). The guarantees generally expire within one year and may be automatically renewed depending on the terms of the guarantee. The maximum potential amount of undiscounted future payments related to standby letters of credit at September 30, 2005 is $2,076,000. At September 30, 2005 the Company has recorded no liability for the current carrying amount of the obligation to perform as a guarantor and no contingent liability is considered necessary as such amounts are deemed immaterial. Substantially all standby letters of credit are secured by real estate and/or guaranteed by third parties in the event the Company had to advance funds to fulfill the guarantee.

(w)	Other Assets and Other Liabilities

Other assets consists primarily of deferred income taxes and prepaid and other assets. Other liabilities consist primarily of official checks and accrued expenses.

(x)	Rate Lock Commitments

On March 13, 2002, the Financial Accounting Standards Board determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Company adopted such accounting on July 1, 2002.

The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments along with any related fees received from potential borrowers, are recorded at fair value as derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

(y)	Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right to pledge or exchange the transferred assets and no condition both constrains the transferee from taking advantage of that right and provides more than a trivial benefit for the transferor, and (3) the transferor does not maintain effective control over the transferred assets before maturity or (b) the ability to unilaterally cause the holder to return specific assets, other than through a cleanup call.

(z)	Merger Agreement

On June 29, 2005, the Board of Directors of 1st State Bancorp, Inc. executed a definitive agreement to merge the company into Capital Bank Corporation, headquartered in Raleigh, North Carolina. This transaction is expected to close in January 2006, subject to approval of shareholders of both companies and regulators and other normal and customary closing conditions.

(aa)	Recent Accounting Pronouncements

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, (Interpretation 46) was issued. Interpretation 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. Interpretation 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. FASB deferred the effective date of FIN 46 to no later than the end of the first reporting period that ends after March 15, 2004. The application of this revised interpretation is not expected to have a material effect on the consolidated financial statements.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, and directed the staff to issue proposed FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-1-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, as final. The final FSP will supersede EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. The final FSP (retitled FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments) will replace the guidance set forth in paragraphs 10-18 of EITF Issue 03-1 with references to existing other-than-temporary impairment guidance, such as SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SEC Staff Accounting Bulletin No. 59, Accounting for Noncurrent Marketable Equity Securities, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. Adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

On December 16, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which is an Amendment of FASB Statement Nos. 123 and 95. SFAS No. 123R changes, among other things, the manner in which share-based compensation, such as stock options, will be accounted for and will be effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The cost of employee services received in exchange for equity instruments including options and restricted stock awards generally will be measured at fair value at the grant date. The grant date fair value will be estimated using option-pricing models adjusted for the unique characteristics of those options and instruments, unless observable market prices for the same or similar options are available. The cost will be recognized over the requisite service period, often the vesting period, and will be remeasured subsequently at each reporting date through settlement date.

The changes in accounting will replace existing requirements under SFAS No. 123, “Accounting for Stock-Based Compensation,” and will eliminate the ability to account for share-based compensation transactions using ABP Opinion No. 25, “Accounting for Stock Issued to Employees,” which does not require companies to expense options if the exercise price is equal to the trading price at the date of grant. The accounting for similar transactions involving parties other than employees or the accounting for employee stock ownership plans that are subject to American Institute of Certified Public Accountants (“AICPA”) Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans,” would remain unchanged. Management does not believe this results of the adoption of this standard will be material as it has not issued any stock options since 2000.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary transactions occurring in fiscal years beginning after June 15, 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS 154”), Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which eliminates the requirement to reflect changes in accounting principles as cumulative adjustments to net income in the period of the change and requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If it is impracticable to determine the cumulative effect of the change to all prior periods, SFAS 154 requires that the new accounting principle be adopted prospectively. For new accounting pronouncements, the transition guidance in the pronouncement should be followed. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used.

SFAS 154 did not change the guidance for reporting corrections of errors, changes in estimates or for justification of a change in accounting principle on the basis of preferability. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005.

(2)	Conversion to Stock Form of Ownership

On August 11, 1998, the board of directors of the Bank adopted the Plan of Conversion. Immediately upon completion of the Conversion, 1st State Bank converted from a state chartered mutual savings bank to a state chartered stock savings bank and subsequently converted from a state chartered stock savings bank to a state chartered commercial bank and became the wholly owned subsidiary of 1st State Bancorp, Inc. The Company was incorporated in November 1998 as a Virginia corporation to serve as the Bank’s holding company, and prior to April 23, 1999 had no operations and insignificant assets and liabilities. In addition, pursuant to the Plan of Conversion, the Company sold 2,975,625 shares of its $0.01 par value common stock for $16.00 per share. Gross proceeds of the offering totaled $47,610,000, and expenses associated with the Conversion totaled approximately $1,363,000.

In addition, pursuant to the Plan of Conversion, the Company established 1st State Bank Foundation, Inc. (the Foundation). In connection with the Conversion, 187,500 additional shares of common stock of the Company (valued at $3,000,000) were issued and donated to the Foundation. The Foundation is dedicated to charitable and educational purposes within the Bank’s market area.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(3)	Investment Securities

Investment securities consist of the following:

	September 30, 2005
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(Dollars in thousands)
Held to maturity:
U.S. Government and agency securities	$19,589	—	(334)	19,255
Municipal bonds	4,658	34	(66)	4,626

Total	$24,247	34	(400)	23,881

Available for sale:
U.S. Government and agency securities	$88,446	2	(2,180)	86,268

	September 30, 2004
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
	(Dollars in thousands)
Held to maturity:
U.S. Government and agency securities	$18,959	57	(114)	18,902
Municipal bonds	3,953	71	(49)	3,975
Collateralized mortgage obligations	7	—	—	7

Total	$22,919	128	(163)	22,884

Available for sale:
U.S. Government and agency securities	$97,386	84	(777)	96,693

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Following is a summary of investments in debt securities by maturity at September 30, 2005.

Collateralized mortgage obligations do not have single maturity dates and are not included below.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Held to maturity:
Within one year	$1,250	1,250
After one but within five years	6,793	6,709
After five but within 10 years	12,102	11,918
After 10 years	4,102	4,004

Total	$24,247	23,881

Available for sale:
Within one year	1,000	984
After one but within five years	45,458	44,275
After five but within 10 years	39,988	39,029
After 10 years	2,000	1,980

Total	$88,446	88,268

During the years ended September 30, 2005, 2004 and 2003, the Company recognized gross (losses) and gains on the sale of investment securities available for sale of approximately ($2,000), $212,000 and $106,000, respectively.

At September 30, 2005, U.S. Government securities with an amortized cost of approximately $58,000,000 were pledged as collateral for certain deposit accounts and advances from the Federal Home Loan Bank of Atlanta.

The following tables provide additional information regarding unrealized losses as of September 30, 2005 and 2004, respectively, none of which relate to securities that are deemed to be other than temporarily impaired. The tables are segregated into investments that have been in a continuous unrealized loss position for less than 12 months from those that have been in a continuous unrealized loss position for more than 12 months.

	September 30, 2005
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity:
U.S. Government and agency securities	$8,476	(120)	9,779	(214)	18,255	(334)
Municipal bonds	1,191	(19)	998	(47)	2,189	(66)

Total	$9,667	(139)	10,777	(261)	20,444	(400)

Available for sale:
U.S. Government and agency securities	$33,907	(546)	51,361	(1,634)	85,268	(2,180)

	September 30, 2004
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Held to maturity:
U.S. Government and agency securities	$7,917	(73)	2,957	(41)	10,874	(114)
Municipal bonds	1,246	(49)	—	—	1,246	(49)
Collaterized mortgage obligations	—	—	—	—	—	—

Total	$9,163	(122)	2,957	(41)	12,120	(163)

Available for sale:
U.S. Government and agency securities	$15,822	(175)	45,389	(602)	61,211	(777)

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

In the above tables, all of the unrealized losses are the result of increases in the interest rates and not because of credit quality concerns. Therefore, the Company expects to collect the full par value of each bond upon maturity with no accounting loss.

(4)	Loans Receivable

Loans receivable are summarized as follows:

	2005	2004
	(Dollars in thousands)
Real estate loans:
One-to-four family residential	$42,477	43,757
Commercial real estate and other properties	57,030	63,402
Home equity and property improvement	37,920	37,016
Construction loans	38,437	24,728

Total real estate loans	175,864	168,903

Other loans:
Commercial	71,180	69,649
Consumer	4,404	4,620

Total other loans	75,584	74,269

Less:
Construction loans in process	(15,519)	(7,436)
Net deferred loan origination costs (fees)	30	(17)

Net loans receivable before allowance for loan losses	235,959	235,719
Allowance for loan losses	(4,292)	(3,956)

Loans receivable, net	$231,667	231,763

The recorded investment in individually impaired loans was approximately $5,887,000 (of which $2,191,000 were on nonaccrual status) and $3,580,000 (all of which were on nonaccrual status) at September 30, 2005 and 2004, respectively. The related allowance for loan losses on these loans was $900,000 and $300,000 at September 30, 2005 and 2004, respectively. The average recorded investment in impaired loans during the year ended September 30, 2005 was $4,794,000 and income of $358,000 was recognized during the year while the loans were impaired. The average recorded investment in impaired loans during the year ended September 30, 2004 was $3,701,000 and income of $189,000 was recognized during the year while the loans were impaired. The average recorded investment in impaired loans during the year ended September 30, 2003 was $3,729,000 and income of $219,000 was recognized during the year while the loans were impaired.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

The Company grants residential, construction, commercial real estate, home equity and other loans to customers primarily throughout its market area of Alamance County, which includes the cities of Burlington, Mebane and Graham. As reflected in the summary of loans receivable at September 30, 2005 and 2004, a significant component of the Company’s loan portfolio consists of lower-risk, one-to-four family residential loans. The higher risk components of the loan portfolio consist of real estate construction loans, commercial real estate loans and commercial loans for which repayment is dependent on the current real estate market and general economic conditions. The consumer portfolio generally consists of smaller loans to individuals in the Company’s primary market area and can also be affected by general economic conditions.

The Company’s nonaccrual loans amounted to approximately $2,489,000 and $3,962,000 at September 30, 2005 and 2004, respectively. If the Company’s nonaccrual loans had been current in accordance with their original terms, additional gross interest income of approximately $168,000, $223,000 and $281,000, would have been recorded for the years ended September 30, 2005, 2004, and 2003, respectively. Interest income on these loans included in net income was approximately $134,000, $208,000 and $244,000, for the years ended September 30, 2005, 2004, and 2003, respectively.

Loans serviced for others at September 30, 2005 and 2004 were approximately $45,000,000 and $47,000,000, respectively.

The Company grants residential, construction, commercial, and consumer loans to its officers, directors, and employees for the financing of their personal residences and for other personal purposes. The Company also offers commercial loans to companies affiliated with directors. These loans are made in the ordinary course of business and, in management’s opinion, are made on substantially the same terms, including interest rates and collateral, prevailing at the time for comparable transactions with other persons and companies. Management does not believe these loans involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of the activity of loans outstanding to certain executive officers, directors and their affiliates for the year ended September 30:

	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$23,534	$25,080
New loans	4,655	5,611
Repayments	(2,796)	(7,157)

Balance at end of year	$25,393	$23,534

The Company is a party to financial instruments with off-balance sheet risk including commitments to extend credit under existing lines of credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Off-balance sheet financial instruments whose contract amount represents credit and interest-rate risk are summarized as follows:

	September 30,
	2005	2004
	(Dollars in thousands)
Commitments to originate new loans	$1,094	2,177
Unfunded commitments to extend credit under existing equity line and commercial lines of credit	54,553	55,357
Commercial letters of credit	2,076	2,055
Commitments to sell loans held for sale	1,019	2,174

Commitments to originate new loans or to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower.

Commitments to sell loans held for sale are agreements to sell loans to a third party at an agreed upon price. At September 30, 2005, the aggregate fair value of these loans held for sale exceeded their book value.

(5)	Allowance for Loan Losses

The following is a summary of the activity in the allowance for loan losses:

	Years ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$3,956	3,856	3,732
Provision for loan losses	1,046	240	240

Charge-offs	(716)	(141)	(117)
Recoveries	6	1	1

Net charge-offs	(710)	(140)	(116)

Balance at end of year	$4,292	3,956	3,856

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(6)	Investment in FHLB Stock

As a member of the FHLB of Atlanta, the Company is required to maintain an investment in the stock of the FHLB. This stock is carried at cost since it has no quoted fair value. See also note 9.

(7)	Premises and Equipment

Premises and equipment consist of the following:

	September 30,
	2005	2004
	(Dollars in thousands)
Land	$2,846	2,817
Buildings and improvements	6,652	6,477
Furniture and equipment	4,808	4,820

	14,306	14,114
Less accumulated depreciation	(6,889)	(6,230)

Total	$7,417	7,884

(8)	Deposit Accounts

A comparative summary of deposit accounts follows:

	September 30, 2005
	Balance	Weighted average rate
	(Dollars in thousands)
Transaction accounts:
Noninterest bearing accounts	$18,514	0.00%
Interest bearing accounts:
Checking accounts	35,262	0.33%
Money market accounts	12,350	1.34%
Passbook and statement savings accounts	29,638	1.09%
Certificates of deposit	177,061	3.13%

Total	$272,825	2.25%

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

	September 30, 2004
	Balance	Weighted average rate
	(Dollars in thousands)
Transaction accounts:
Noninterest bearing accounts
Interest bearing accounts:	$17,417	0.00%
Checking accounts	35,299	0.24%
Money market accounts	19,475	0.84%
Passbook and statement savings accounts	30,263	0.61%
Certificates of deposit	160,280	1.85%

Total	$262,734	1.29%

Certificates of deposits with balances of $100,000 or greater totaled approximately $77,899,000 and $60,951,000 at September 30, 2005 and 2004, respectively.

At September 30, 2005, the scheduled maturities of certificate of deposit accounts were as follows (dollars in thousands):

Year ending September 30:
2006	$143,424
2007	16,277
2008	6,859
2009	5,086
2010	5,415

Total	$177,061

Interest expense on deposit accounts is summarized below:

	Years ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Interest-bearing accounts	$270	216	322
Passbook and statement savings accounts	225	187	273
Certificates of deposit	4,338	3,040	3,870

Total	$4,833	3,443	4,465

(9)	Advances from Federal Home Loan Bank of Atlanta

Advances from the FHLB of Atlanta at September 30, 2005 and 2004 totaled $25,000,000 and $44,000,000 at a weighted average interest rate of 5.14% and 3.62%, respectively. Of these totals,

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

$20,000,000 will mature on February 13, 2008 and at September 30, 2005 and 2004, $5,000,000 and $24,000,000 represents overnight borrowings, respectively.

At September 30, 2005 and 2004, the Company had pledged all of its stock in the FHLB (see note 6) and entered into a security agreement with a blanket-floating lien pledging a substantial portion of its one-to-four family residential real estate loans and certain investment securities to the FHLB to secure potential borrowings.

(10)	Stockholders’ Equity and Related Matters

(a)	Capital Adequacy

The Company is regulated by the Board of Governors of the Federal Reserve Board (“FRB”) and is subject to securities registration and public reporting regulations of the Securities and Exchange Commission.

The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the North Carolina Commissioner of Banks (“Commissioner”). The Bank must comply with the capital requirements of the FRB, FDIC and the Commissioner. The FDIC requires the Bank to maintain minimum ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets of 4% and 8%, respectively. To be “well capitalized,” the FDIC requires ratios of Tier I capital to risk-weighted assets and total capital to risk-weighted assets of 6% and 10%, respectively. Tier I capital consists of total stockholders’ equity calculated in accordance with generally accepted accounting principles less certain adjustments, and Total Capital is comprised of Tier I capital plus certain adjustments, the only one of which is applicable to the Company is the allowance for loan losses, subject to certain limitations. Risk-weighted assets reflect the Bank’s on- and off-balance sheet exposures after such exposures have been adjusted for their relative risk levels using formulas set forth in FDIC regulations. The Bank is also subject to a leverage capital requirement, which calls for a minimum ratio of Tier I capital (as defined above) to quarterly average total assets of 3%, and a ratio of 5% to be “well capitalized.”

As summarized below, at September 30, 2005 and 2004, the Bank was in compliance with all of the aforementioned capital requirements. In August 2004, the most recent notification from regulators, the Bank was categorized as “well capitalized” by regulatory authorities. There are no conditions or events since that date that management believes could have an adverse effect on the Bank’s category. Management believes that as of September 30, 2005, the Company meets all capital requirements to which it is subject.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

As of September 30:

					Minimum Ratios
	Capital amount		Ratio		For capital adequacy purposes	To be well capitalized for prompt corrective action purposes
	2005	2004	2005	2004
Tier I Capital (to risk- weighted assets)	$63,343	60,938	22.72%	21.85%	4.00%	6.00%
Total Capital (to risk- weighted assets)	66,839	64,430	23.97%	23.10%	8.00%	10.00%
Leverage-Tier I Capital (to average assets)	63,343	60,938	17.09%	16.19%	4.00%	5.00%

At September 30, 2005 and 2004, the Company was also in compliance with the regulatory capital requirements of the FRB, which are similar to those of the FDIC.

(b)	Treasury Stock

On August 20, 2002, the Company’s board approved a stock repurchase plan authorizing the Company to repurchase up to 328,961 shares, or approximately 10% of the Company’s outstanding common shares. During the year ended September 30, 2004, the Company completed its repurchase of 328,961 shares at a cost of $7,645,000. Included in treasury shares at September 30, 2005 are 349,072 shares with a cost basis of $6,700,000 which are held in a rabbi trust for the Company’s deferred compensation plan (see note 12). On November 17, 2004, the Company announced an additional 10% stock repurchase plan authorizing the Company to repurchase up to 296,232 shares, or approximately 10% of the Company’s outstanding shares. During the year ended September 30, 2005, the Company repurchased 69,109 shares at a cost of $1,978,000.

(c)	Liquidation Account

At the time of Conversion, the Bank established a liquidation account in an amount equal to its September 30, 1998 net worth for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, all remaining eligible account holders would be entitled, after all payments to creditors, to a distribution from the liquidation account before any distribution to stockholders. Dividends cannot be paid from this liquidation account.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(d)	Dividends

Subject to applicable law, the board of directors of the Bank and the Company may each provide for the payment of dividends. Subject to regulations of the Commissioner and the FDIC, the Bank may not declare or pay a cash dividend on any of its common stock if its equity would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by regulations. In addition, regulators of the Bank may prohibit the payment of dividends by the Bank to the Company if they determine such payment will constitute an unsafe or unsound practice. The Company has similar dividend limitations imposed by the FRB such that it is unable to declare a dividend that would reduce its capital below regulatory capital limitations or constitute an unsafe or unsound practice.

(10)	Income Taxes

Components of income tax expense (benefit) consist of the following:

	Years ended September 30,
	2005	2004	2003
	(Dollars in thousands)
Current:
Federal	$2,209	1,922	1,991
State	79	96	178

	2,288	2,018	2,169

Deferred:
Federal	(318)	(81)	98
State	(70)	(31)	(24)

	(388)	(112)	74

Total	$1,900	1,906	2,243

A reconciliation of reported income tax expense for the years ended September 30, 2005, 2004 and 2003, to the amount of the income tax expense computed by multiplying income before income taxes by the statutory federal income tax rate of 34% follows:

	2005	2004	2003
	(Dollars in thousands)
Income tax expense at statutory rate	$1,796	1,826	2,095
Increase in income taxes resulting from:
State income taxes, net of federal benefit	6	43	102
Other	98	37	46

Income tax expense	$1,900	1,906	2,243

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

The significant components of deferred tax assets (liabilities), which are included in other assets, at September 30, 2005 and 2004, respectively, are:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,653	1,531
Deferred compensation	2,169	2,083
Carryforward of charitable contributions	—	—
Unrealized loss on investment securities available for sale	852	291
Other	2	2

Total gross deferred tax assets	4,676	3,907
Less valuation allowance	56	56

Deferred tax assets net of valuation allowance	4,620	3,851

Deferred tax liabilities:
Depreciable basis of fixed assets	(479)	(689)
Tax basis of FHLB stock	(6)	(6)
Net loan fees	(433)	(390)
Other	(177)	(190)

Total gross deferred tax liabilities	(1,095)	(1,275)

Net deferred tax assets	$3,525	2,576

The valuation allowance for deferred tax assets relates to the future state benefit of temporary differences at the Parent as it is management’s belief that realization of such deferred tax assets is not anticipated based upon the Parent’s history of taxable income and estimates of future taxable income.

The Company is permitted under the Internal Revenue Code to deduct an annual addition to a reserve for bad debts in determining taxable income, subject to certain limitations. This addition differs significantly from the provisions for loan losses for financial reporting purposes. Under accounting principles generally accepted in the United States of America, the Company is not required to provide a deferred tax liability for the tax effect of additions to the tax bad debt reserve through 1987, the base year. Retained income at September 30, 2005, includes approximately $4,188,000 for which no provision for federal income tax has been made. These amounts represent allocations of income to bad debt deductions for tax purposes only. Reductions of such amounts for purposes other than tax bad debt losses could create income for tax purposes in certain remote instances, which would be subject to the then current corporate income tax rate.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(12)	Employee Benefit Plans

(a)	401(k) Plan

The Bank sponsors a 401(k) plan that covers all eligible employees. The Bank matches 100% of employee contributions, with the Bank’s contribution limited to 3% of each employee’s salary. Matching contributions are funded when accrued. During the years ended September 30, 2005, 2004 and 2003, matching expense totaled approximately $65,000, $64,000 and $53,000, respectively.

(b)	Directors’ and Executive Officers’ Deferred Compensation Plan

Directors and certain executive officers participate in a deferred compensation plan, which was approved by the board of directors on September 24, 1997. This plan generally provides for fixed payments beginning after the participant retires. The plan provided for past service credits on September 24, 1997 for prior years’ service up to nine years. Annual credits are made on September 30 provided that annual credits shall not be made for the benefit of nonemployee directors after 12 years of service credits. Each participant is fully vested in his account balance under the plan. In future years, directors may elect to defer directors’ fees and executive officers may defer 25% of their salary and 100% of bonus compensation.

Prior to the Conversion, amounts deferred by each participant accumulated interest at a rate equal to the highest rate of interest paid on the Bank’s one-year certificates of deposit. In connection with the Conversion, participants in the Plan were given the opportunity to prospectively elect to have their deferred compensation balance earn a rate of return equal to the total return on the Company’s common stock. All participants elected this option concurrent with the Conversion, so the Company purchased common stock in the Conversion on behalf of these participants to fund this obligation.

The common stock purchased by the Company for this deferred compensation obligation is maintained in a rabbi trust (the “Trust”) on behalf of the participants. The assets of the Trust are subject to the claims of general creditors of the Company.

Dividends payable on the common shares held by the Trust will be reinvested in additional shares of common stock of the Company on behalf of the participants. Since the deferred compensation plan does not provide for diversification of the Trust’s assets and can only be settled with a fixed number of shares of the Company’s common stock, the deferred compensation obligation is classified as a component of stockholders’ equity and the common stock held by the Trust is classified as treasury stock. Subsequent changes in the fair value of the common stock are not reflected in earnings or stockholders’ equity of the Company.

During the years ended September 30, 2005, 2004, and 2003, expense related to this plan was $232,000, $224,000 and $230,000, respectively.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(c)	ESOP

The ESOP is a noncontributory retirement plan adopted by the Company effective October 1, 1998 which covers all eligible employees. The ESOP purchased 253,050 shares of common stock with the proceeds of a loan from the Company in the amount of $4,899,000. The Bank makes annual cash contributions to the ESOP in an amount sufficient for the ESOP to make scheduled payments on the note payable to the Company. In connection with the special cash dividend, the ESOP received $1,308,000 on its shares of the Company’s stock. The ESOP purchased an additional 64,415 shares with the dividend. The note payable has a term of 11 years, bears interest at prime and requires annual payments. The note is secured by the stock purchased by the ESOP and is not guaranteed by the Bank.

As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released are allocated annually to participants based upon their relative compensation. Benefits under the ESOP vest 20% per year beginning with the third year of service. Up to five years of service has been credited for employment before October 1, 1998.

Compensation expense is determined by multiplying the per share market price of the Company’s stock by the number of shares to be released. Compensation expense related to the ESOP for the years ended September 30, 2005, 2004, and 2003 was $875,000, $811,000 and $753,000, respectively.

The cost of the shares not yet committed to be released from collateral is shown as a reduction of stockholders’ equity. Unallocated shares are not considered as outstanding shares for computation of earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the note payable and not as a reduction in retained earnings.

At September 30, 2005, a total of 28,480 shares has been committed to be released and there were 102,872 of unallocated ESOP shares with a market value of approximately $3,700,000.

(d)	Management Recognition Plan (MRP)

The Bank’s MRP was approved by stockholders of the Company on June 6, 2000. On this date restricted stock awards of 126,482 shares were granted. The shares awarded under the MRP were issued from authorized but unissued shares of common stock at no cost to the recipients. The MRP serves as a means of providing existing directors and employees of the Bank with an ownership interest in the Company. Shares of the Company’s common stock awarded under the MRP vest at a rate of 33–l/3% per year with one-third immediately vesting on the date of the grant. During fiscal 2002, the remaining 42,156 shares vested to participants. The Company recorded no compensation expense associated with the MRP during the years ended September 30, 2005 and 2004 as all shares became fully vested in June 2002.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(13)	Leasing Arrangements

Rental expense was approximately $28,000, $28,000 and $29,000, for the years ended September 30, 2005, 2004, and 2003, respectively. All leases are accounted for as operating leases. Minimum annual rents under noncancelable operating leases with remaining terms in excess of one year at September 30, 2005 are as follows (dollars in thousands):

Office Properties
Year ending September 30:
2006	$21
2007	21
2008	21
2009	21
2010	5

Total	$89

(14)	Stock Option Plan

On June 6, 2000, the Company’s stockholders approved the 1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (the Plan). The purpose of this plan is to advance the interests of the Company through providing select key employees and directors of the Bank with the opportunity to acquire shares. By encouraging such stock ownership, the Company seeks to attract, retain and motivate the best available personnel for positions of substantial responsibility and to provide incentives to the key employees and directors. Under the Plan, the Company has granted 316,312 options to purchase its $0.01 par value common stock. The exercise price per share is equal to the fair market value per share on the date of the grant. Options granted under the Stock Option Plan are 100% vested on the date of the grant. All options expire 10 years from the date of the grant. As a result of a one-time cash dividend of $5.17 paid on October 2, 2000, the exercise price for the options repriced from $18.44 to $14.71. No options were granted during the year ended September 30, 2005 and 2004. Options exercised during the year ended September 30, 2005 and 2004 were 5,423 and 2,077, respectively. At September 30, 2005, 308,812 options are outstanding, all of which are exercisable.

The Company has elected to follow APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and related interpretations in accounting for its stock options as permitted under SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation. In accordance with APB 25, no compensation cost is recognized by the Company when stock options are granted because the exercise price of the Company’s stock options equals the market price of the underlying common stock on the date of grant. There is no pro forma impact on the Company’s net income and net income per share of applying SFAS 123 in 2005, 2004, and 2003 because no options were granted or became vested during 2005, 2004, and 2003.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(15)	Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires a company to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.

The fair value estimates are made at a specific point in time based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates. Finally, the fair value estimates presented herein are based on pertinent information available to management as of September 30, 2005 and 2004, respectively. Such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

(a)	Cash and Cash Equivalents

The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.

(b)	Investment Securities

Fair values were based on quoted market prices.

(c)	Loans Receivable

The carrying values of variable-rate loans and other loans with short-term characteristics were considered to approximate the fair values. For other loans, the fair values were calculated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and credit quality.

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

(d)	Deposit Accounts

The fair value of deposits with no stated maturity, such as noninterest-bearing accounts, interest-bearing checking accounts, money market accounts, passbook, and statement savings, was, by definition, equal to the amount payable on demand as of September 30, 2005 and 2004, respectively. The fair value of certificates of deposit was estimated using discounted cash flow analyses, using interest rates currently offered for deposits of similar remaining maturities.

(e)	Advances from the FHLB

The fair value of advances from the FHLB was estimated using discounted cash flow analyses, using interest rates currently offered for advances of similar remaining maturities.

The estimated fair values of financial instruments are as follows:

	September 30, 2005
	Carrying value	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$8,016	8,016
Investment securities	110,515	110,149
Loans held for sale	1,010	1,010
Loans receivable, net of allowance for loan losses	231,667	229,714
Federal Home Loan Bank stock	1,956	1,956
Accrued interest receivable	2,194	2,194
Financial liabilities:
Deposit accounts	$272,825	272,154
Advances from the Federal Home Loan Bank	25,000	25,339

	September 30, 2004
	Carrying value	Estimated fair value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$9,854	9,854
Investment securities	119,612	119,577
Loans held for sale	930	930
Loans receivable, net of allowance for loan losses	231,763	230,807
Federal Home Loan Bank stock	2,325	2,325
Accrued interest receivable	2,124	2,214
Financial liabilities:
Deposit accounts	262,734	262,194
Advances from the Federal Home Loan Bank	44,000	42,083

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

At September 30, 2005 and 2004, the Company had outstanding commitments to originate new loans and to extend credit. These off-balance sheet financial instruments were exercisable at the market rate prevailing at the date the underlying transaction will be completed and, therefore, they were deemed to have no material current fair value.

SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The disclosures do not include premises and equipment and certain intangible assets, such as customer relationships. Accordingly, the aggregate fair value amounts presented above do not represent the underlying value of the Company.

(16)	Parent Company Financial Data

Condensed financial information for 1st State Bancorp, Inc. is as follows:

Condensed Balance Sheets

	2005	2004
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$1,093	1,112
Investment securities:
Available for sale (cost of $1,000 at September 30, 2004)	—	1,002
Due from bank subsidiary	2,389	2,841
Investment in bank subsidiary	62,062	60,584
Accrued interest receivable	—	15
Other	1,044	690

Total assets	$66,588	66,244

Liabilities and stockholders’ equity:
Accrued taxes and other liabilities	$63	34
Dividends payable	290	296

Total liabilities	353	330
Stockholders’ equity	66,235	65,914

Total liabilities and stockholders’ equity	$66,588	66,244

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Condensed Statement of Income

	2005	2004	2003
	(Dollars in thousands)
Interest on loan from bank subsidiary	$107	109	150
Dividends from subsidiary	2,000	1,000	—
Interest on investment securities	5	40	25
Interest on overnight deposits	45	12	31

Total income	2,157	1,161	206
Operating expenses	278	237	240

Income (loss) before income taxes	1,879	924	(34)
Income tax expense (benefit)	(41)	(26)	(12)

Income (loss) before equity in undistributed net income of subsidiary	1,920	950	(22)
Excess in undistributed net income (dividends) of subsidiary	1,461	2,514	3,942

Net income	$3,381	3,464	3,920

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Condensed Statement of Cash Flows

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net income
Adjustments to reconcile net income to net cash provided by operating activities:	$3,381	3,464	3,920
Excess of undistributed net income (dividends) over dividends (undistributed net income) of bank subsidiary	(1,461)	(2,514)	(3,942)
Deferred compensation	232	224	230
Payments from subsidiary for ESOP loan	446	446	446
Decrease in due from subsidiary	(60)	41	5
Decrease (increase) in accrued interest receivable	15	—	(13)
Increase in other assets	(352)	(124)	(100)
Increase (decrease) in other liabilities	57	735	(200)

Net cash provided by operating activities	2,258	2,272	346

Cash flows from investing activities:
Purchase of available for sale investment securities	—	—	(1,000)
Proceeds from issuer calls of available for sale investment securities	1,000	—	1,000

Net cash provided by investing activities	1,000	—	—

Cash flows from financing activities:
Purchase of treasury stock	(2,238)	(1,301)	(886)
Cash dividends paid on common stock	(1,119)	(1,121)	(1,004)
Exercise of stock options	80	19	—

Net cash used by financing activities	(3,277)	(2,403)	(1,890)

Net decrease in cash and cash equivalents	(19)	(131)	(1,544)
Cash and cash equivalents at beginning of year	1,112	1,243	2,787

Cash and cash equivalents at end of year	$1,093	1,112	1,243

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Condensed Statements of Cash Flows

	2005	2004	2003
	(Dollars in thousands)
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for income taxes	$4	31	15
Supplemental disclosure of noncash transactions:
Cash dividends declared but not paid	290	296	297
Cash dividends on unallocated ESOP shares	52	64	72
Unrealized gains (losses) on available for sale securities	$—	7	(15)

(17)	Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the year ended September 30, 2005 is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands, except per share amounts)
Interest income	$4,337	4,512	4,785	5,025
Interest expense	1,270	1,458	1,609	1,785

Net interest income	3,067	3,054	3,176	3,240
Provision for loan losses	330	60	500	156

Net interest income after provision for loan losses	2,737	2,994	2,676	3,084
Other income	648	460	524	488
Other expense	2,066	2,077	2,059	2,128

Income before income tax expense	1,319	1,377	1,141	1,444
Income taxes	467	493	403	537

Net income	$852	884	738	907

Per share data:
Earnings – basic	0.30	0.31	0.27	0.33
Earnings – diluted	0.29	0.29	0.25	0.31

1st STATE BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

September 30, 2005, 2004 and 2003

Summarized unaudited quarterly financial data for the year ended September 30, 2004 is as follows:

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands, except per share amounts)
Interest income	$4,047	3,954	4,106	4,235
Interest expense	1,235	1,189	1,170	1,199

Net interest income	2,812	2,765	2,936	3,036
Provision for loan losses	60	60	60	60

Net interest income after provision for loan losses	2,752	2,705	2,876	2,976
Other income	526	590	686	539
Other expense	2,103	2,056	2,073	2,048

Income before income tax expense	1,175	1,239	1,489	1,467
Income taxes	417	460	516	513

Net income	$758	779	973	954

Per share data:
Earnings – basic	0.27	0.28	0.35	0.34
Earnings – diluted	0.26	0.26	0.33	0.32

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors. The Company’s Board of Directors consists of nine members. The Company’s Articles of Corporation require that directors be divided into three classes, as nearly equal as possible, with approximately one-third of the directors each year.

The following table sets forth, for each continuing director of the Company, his age, the year he first became a director of the Bank, which is the Company’s principal operating subsidiary, and the expiration of his term as a director. All such persons except Mr. Koury were appointed as directors of the Company in 1998 in connection with the incorporation and organization of the Company. Each director of the Company also is a member of the Board of Directors of the Bank.

Name	Age at September 30, 2005	Year First Elected as Director of the Bank	Current Term to Expire
Bernie C. Bean	75	1978	2006
James C. McGill	64	1988	2006
Virgil L. Stadler	69	1982	2006
James A. Barnwell, Jr.	65	1988	2007
James G. McClure	60	1989	2007
T. Scott Quakenbush	74	1978	2007
Richard C. Keziah	73	1983	2008
Ernest A. Koury, Jr.	51	2000	2008
Richard H. Shirley	58	1987	2008

Set forth below is information concerning the Company’s directors. Unless otherwise stated, all directors have held the positions indicated for at least the past five years.

Bernie C. Bean is retired. From 1988 to 1995 he was the President and General Manager of Craftique, Inc., a furniture manufacturer located in Mebane, North Carolina.

James C. McGill is the President and Chief Executive Officer of the Company and has been the President and Chief Executive Officer of the Bank since December 1988. He has served on the Boards of Hospice of Alamance and Alamance Community College and in 1997 served as the chairman of the North Carolina Bankers Association. He also serves as a director of the Foundation.

Virgil L. Stadler retired in October 2001 from his position as Chief Executive Officer of Stadler’s Country Hams, Inc. in Elon College, North Carolina. He is active with the Front Street United Methodist Church and Elon Homes for Children.

James A. Barnwell, Jr. , the Chairman of the Board of Directors of the Company, is President of Huffman Oil Co., Inc., a petroleum marketer in Burlington, North Carolina. He has served on the advisory board of the Salvation Army Boys & Girls Club and the Alamance County YMCA board. He serves as a director of the Foundation. He also serves on the Board of Directors of the Alamance Regional Medical Center.

James G. McClure is President of Green & McClure, a retail furniture store in Graham, North Carolina. He currently serves as Chairman of the Graham Area Business Association and has served on the zoning board for the City of Graham. He is active in the Graham Presbyterian Church.

T. Scott Quakenbush retired in April 1997 from his position as Vice President and sales manager with Carolina Paper Box Company in Burlington, North Carolina.

Richard C. Keziah is Chairman and Chief Executive Officer of Monarch Hosiery Mills, Inc. in Burlington, North Carolina. He also serves on the Board of Directors of Elon Homes for Children. He also serves as a director of 1st State Bank Foundation, Inc. (the “Foundation”), a charitable foundation dedicated to charitable and community service causes within the Bank’s community.

Ernest A. Koury, Jr. is Vice President of Carolina Hosiery Mills, Inc., a hosiery mill in Burlington, North Carolina. He serves as Vice Chairman of the Alamance County Planning Board and a member of the Elon University Board of Visitors.

Richard H. Shirley is President of Dick Shirley Chevrolet, Inc., an automobile dealership located in Burlington, North Carolina. He has served as the President of the Alamance County YMCA and as a member and chairman of the Economic Development Committee of the Burlington area Chamber of Commerce.

Executive Officers Who Are Not Directors. The following sets forth information with respect to executive officers who do not serve on the Board of Directors.

Name	Age at September 30, 2005	Title
A. Christine Baker	52	Treasurer and Secretary of the Company and the Bank and Executive Vice President–Chief Financial Officer of the Bank

Fairfax C. Reynolds	52	Vice President and Assistant Secretary of the Company and Executive Vice President–Commercial and Retail Banking of the Bank

Frank Gavigan	47	Senior Vice President - Senior Credit Officer of the Bank

A. Christine Baker is the Treasurer and Secretary of the Company and served as the Executive Vice President, Secretary and Treasurer of the Bank since April 1985. She currently serves on the Board of the Alamance County Meals on Wheels and is active with First Presbyterian Church of Burlington. She is a member of the Board of Trustees of Elon University.

Fairfax C. Reynolds is the Vice President and Assistant Secretary of the Company and has served as the Bank’s Executive Vice President in charge of Commercial and Retail Banking since 1989. He serves on the Boards of Directors of Alamance County YMCA, the Alamance County Arts Council and the United Way of Alamance County.

Frank Gavigan has served as the Bank’s Senior Vice President - Senior Credit Officer since 1990. He serves on the Boards of Directors of Hospice of Alamance County and Alamance Eldercare.

Compliance with Section 16(a) of the Exchange Act. Pursuant to regulations promulgated under the Exchange Act, the Company’s officers and directors and all persons who own more than 10% of the Common Stock (“Reporting Persons”) are required to file reports detailing their ownership and changes of ownership in the Common Stock and to furnish the Company with copies of all such ownership reports that are filed. Based solely on the Company’s review of the copies of such ownership reports which it has received in the past fiscal year or with respect to the past fiscal year, or written representations that no annual report of changes in beneficial ownership were required, the Company believes that during fiscal year 2005 all Reporting Persons have complied with these reporting requirements.

Audit Committee. The Company has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The function of the Audit Committee is: to review and discuss the audited financial statements with management, internal audit and the independent auditors; to receive disclosures required by SAS No. 61 and the independence letter from the independent auditors; to engage the independent auditors of the Company; to review the internal audit function and internal accounting controls; and to review and approve the internal audit plan. During the fiscal year ended September 30, 2005, the Board of Directors’ Audit Committee consisted of Directors McClure, Koury, and Shirley, who serves as Chairperson. Each of the members of the Audit Committee are “independent,” as “independent” is defined in Rule 4200(a)(15) of the listing standards of the National Association of Securities Dealers, Inc. (“NASD”). Additionally, Director Shirley has background and experience that results in his having “financial sophistication” as defined by Rule 4350(d) of the of the NASD’s listing standards. However, the Board has also determined that no member of the Audit Committee is an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K. Therefore, the Company does not have an “audit committee financial expert” serving on its Audit Committee. The Board of Directors has determined that by satisfying the requirements of the NASD’s listing standards with a member of the Audit Committee that has the requisite “financial sophistication”, the Company’s Audit Committee has the financial expertise necessary to fulfill its duties. The Board of Directors has concluded that the appointment of an additional director to the Company’s Audit Committee is not necessary at this time.

Code of Ethics. The Company has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer and all senior management, as well as directors, officers and employees. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Summary Compensation Table. The following table sets forth the cash and noncash compensation for the fiscal years ended September 30, 2005, 2004 and 2003 awarded to or earned by the President and the four other executive officers who earned salary and bonus in fiscal 2005, 2004 and 2003 exceeding $100,000 for services rendered in all capacities to the Company and the Bank.

		Annual Compensation				Long-Term Compensation Awards
Name	Fiscal Year	Salary	Bonus	Other Annual Compensation (1)		Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
James C. McGill President and Chief Executive Officer of the Company and the Bank	2005 2004 2003	$175,000 175,000 175,000	$350,000 355,500 422,000	$	— — —	— — —	— — —	$186,657 84,118 186,378	(2)
A. Christine Baker Treasurer and Secretary of the Company and the Bank and Executive Vice President- Chief Financial Officer of the Bank	2005 2004 2003	$100,000 100,000 100,000	$175,000 177,750 211,000	$	— — —	— — —	— — —	$80,534 82,407 84,666	(2)
Fairfax C. Reynolds Vice President and Assistant Secretary of the Company and Executive Vice President of the Bank	2005 2004 2003	$100,000 100,000 100,000	$175,000 177,750 211,000	$	— — —	— — —	— — —	$83,973 85,387 87,646	(2)
Frank Gavigan Senior Vice President-Senior Credit Officer of the Bank	2005 2004 2003	$88,000 85,000 85,000	$30,000 30,000 30,000	$	— — —	— — —	— — —	$25,691 25,036 28,307	(2)

(1)	Executive officers receive indirect compensation in the form of certain perquisites and other personal benefits. The amount of such benefits received by the named executive officer in fiscal 2004 did not exceed 10% of the executive officer’s salary and bonus.

(2)	Includes $146,023, $39,900 and $43,339 accrued under the Company’s Deferred Compensation Plan for the benefit of executive officers McGill, Baker and Reynolds, respectively, for service as an employee during the year ended September 30, 2005. Also includes $40,634, $40,634, $40,634 and $23,051 in shares of Common Stock committed to be allocated during the year ended September 30, 2005 under the ESOP to the accounts of executive officers McGill, Baker, Reynolds and Gavigan, respectively, and $2,640 in matching contributions under the Bank’s 401(k) Plan for executive officer Gavigan.

Fiscal Year End Option Values. The following table sets forth information concerning the value as of September 30, 2005 of options held by the executive officers named in the Summary Compensation Table set forth above and the options exercised during fiscal year 2005. No options were granted to any of the named executive officers in fiscal year 2005.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
James C. McGill	—	$—	79,078	—	$1,691,478	$—
A. Christine Baker	—	—	45,000	—	962,550	—
Fairfax C. Reynolds	—	—	45,000	—	962,550	—
Frank Gavigan	—	—	11,250	—	240,638	—

(1)	Based on the difference between the fair market value of the underlying Common Stock as quoted on the Nasdaq National Market System on September 30, 2005 of $36.10 per share, and the exercise price of $14.71 per share, which was adjusted to reflect the effect of the return of capital of $5.17 per share paid on October 2, 2000.

No options held by any executive officer of the Company repriced during the past ten full fiscal years.

Employment Agreements and Guaranty Agreements. The Bank has entered into employment agreements with James C. McGill, A. Christine Baker and Fairfax C. Reynolds (each individual is referred to herein as an “Employee” and the three individuals are referred to collectively as the “Employees”). The Board believes that the employment agreements assure fair treatment of the Employees in their careers with the Company by assuring them of some financial security.

The employment agreements provide for terms of three years each. On April 23rd of each year, the anniversary date of the commencement of the employment agreements, the term of the Employee’s employment will be extended for an additional one-year period beyond the then effective expiration date upon a determination by the Bank’s Board of Directors that the performance of the Employee has met the required performance standards and that such employment agreements should be extended. The employment agreements provide the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, vacation and sick leave and any fringe benefits that become available to senior management, including for example, any stock option or incentive compensation plans and any other benefits commensurate with their responsibilities. If the Board decides not to renew an employment agreement for any reason, and if the Employee remains an employee of the Bank until the Agreement expires, the Bank must pay the Employee an amount equal to two times total compensation if the Employee is later terminated. The employment agreements currently expire on April 23, 2007 and provide for base salaries of $175,000, $100,000 and $100,000 for Mr. McGill, Ms. Baker and Mr. Reynolds, respectively.

The employment agreements terminate upon the Employee’s death, may terminate upon the Employee’s disability, are terminable for just cause, and no severance benefits are available. If the Bank terminates the Employee without just cause, the Employee is entitled to receive three times total compensation as well as continued medical and dental insurance under any group plan chosen by the Employee from the plans the Bank maintains, unless that coverage is not permitted by the terms of such plan, in which case the Bank will remit to the Employee, not less frequently than monthly, the actual cost to the Employee of equivalent insurance. These provisions are in addition to, and not in lieu of, any other rights that the Employee has under the employment agreement and will continue until the Employee first becomes eligible for participation in Medicare. If the employment agreements are terminated due to the Employee’s “disability” as defined in the employment agreements, the Employee will be entitled to a continuation of his or her salary and benefits through the date of termination, including any period prior to the establishment of the Employee’s disability. In the event of the Employee’s death during the term of the employment agreements, his or her estate will be entitled to receive three times total compensation determined as of the date of death. Each Employee is able to voluntarily terminate his or her employment agreement by providing

90 days’ written notice to the Board of Directors, in which case the Employee is entitled to receive only his or her compensation, vested rights, and benefits up to the date of termination.

The Bank will pay a severance benefit equal to the difference between the product of 2.99 and the Employee’s “base amount” as defined in the Internal Revenue Code Section 280G(b)(3) and the sum of any other “parachute payments” as defined under Code Section 280G(b)(2) that the Employee receives on account of the change in control, and (ii) provide long-term disability and medical insurance for 18 months if any of the following occur:

•	the Employee’s involuntary termination of employment other than for “just cause” during the period beginning six months before a change in control and ending on the later of the first anniversary of the change in control or the expiration date of the employment agreements (the “Protected Period”);

•	the Employee’s voluntary termination within 90 days of the occurrence of certain specified events occurring during the Protected Period which have not been consented to by the Employee; or

•	the Employee’s voluntary termination of employment for any reason within the 30-day period beginning on the date of the change in control.

The Employee will be paid either in one lump sum within ten days of the later of the date of the change in control and the Employee’s last day of employment or if prior to the date which is 90 days before the date on which a change in control occurs, the Employee filed a duly executed irrevocable written election, payment of such amount shall be made according to the elected schedule. “Change in control” generally refers to the acquisition, by any person or entity, of the ownership or power to vote more than 25% of the Company’s or the Bank’s voting stock, the control of the election of a majority of the Company’s or the Bank’s directors, or the exercise of a controlling influence over the Company’s or the Bank’s management or policies. In addition, under the employment agreements, a change in control occurs when, during any consecutive two-year period, directors of the Company or the Bank at the beginning of such period cease to constitute two-thirds of the Board of Directors of the Company or the Bank, unless the election of replacement directors was approved by a two-thirds vote of the initial directors then in office. The employment agreements provide that within 10 business days of a change in control, the Company must deposit in a trust an amount equal to the Internal Revenue Code Section 280G maximum. These provisions may have an anti-takeover effect by making it more expensive for a potential acquiror to obtain control of the Company. In the event that the Employee prevails over the Bank, or obtains a written settlement, in a legal dispute as to the employment agreement, he or she will be reimbursed for legal and other expenses.

In addition to the employment agreements, the Company has entered into guaranty agreements with each of the Employees. The guaranty agreements provide that the Company will perform all covenants and honor all obligations required to be performed or to which the Bank is subject pursuant to the employment agreements in the event that such covenants are not performed or obligations are not honored by the Bank, and that to the extent permitted by law, the Company will be jointly and severally liable with the Bank for the payment of all amounts due under the employment agreements. The guarantee agreements provide the Employee with a salary review by the Board of Directors not less often than annually, as well as with inclusion in any discretionary bonus plans, retirement and medical plans, customary fringe benefits, vacation and sick leave.

Director Compensation

Fees. Each non-employee member of the Bank’s Board of Directors receives a monthly retainer fee based on the following schedule:

•	the Chairman of the Board - $2,000;

•	members of the Executive Committee - $1,750; and

•	other directors - $1,500.

In addition, non-employee members of the Company’s Board of Directors receive a monthly retainer fee of $500 and members of the Audit Committee receive a fee of $250 per meeting attended. Officers who are directors are not compensated for their service as directors.

Deferred Compensation Plan. The Bank adopted the DCP for the Bank’s directors and select executive officers. Under the DCP, before each fiscal year begins, each non-employee director may elect to defer receipt of all or part of his future fees and any other participant may elect to defer receipt of up to 25% of his or her salary or 100% of his or her bonus compensation for the year. Deferred amounts are credited at the end of the calendar year to bookkeeping accounts in the name of each participant. No amounts were credited to the accounts of nonemployee directors during the year ended September 30, 2005. Each participant is fully vested in his or her account balance under the DCP.

Until distributed in accordance with the terms of the DCP, each participant’s account will be credited with a rate of return equal to the Bank’s highest rate of interest paid on the Bank’s one-year certificates of deposit or the total return on the Common Stock, as elected by each participant. Account balances will normally be distributed in five substantially equal annual installments beginning during the first quarter of the calendar year following the calendar year in which the participant ceases to be a director or employee, with any subsequent distributions being made by the last day of the first quarter of each subsequent calendar year until the participant has received the entire amount of his or her account. Participants may, however, elect to receive their distributions in a lump sum or in installments paid over a period of up to 10 years. In the event of a participant’s death, the balance of his or her plan account will be paid in a lump sum (unless the participant elects to continue the previously designated distribution method) to his or her designated beneficiary, or if none, the participant’s estate.

The Bank has established a trust in order to hold assets with which to pay plan benefits to participants. Trust assets are subject to claims of general creditors. In the event a participant prevails over the Bank in a legal dispute as to the terms or interpretation of the DCP, he or she would be reimbursed for his legal and other expenses.

Other Arrangements in Connection with the Pending Merger with Capital Bank Corporation

Termination of Deferred Compensation Plan and Management Recognition Plan. Since 1997, 1st State Bank has maintained the 1st State Bank Deferred Compensation Plan, or the DCP, for its directors and select executive officers. Under the DCP, before each fiscal year begins, each non-employee director was able to elect to defer receipt of all or part of his future fees and any other participant was able to elect to defer receipt of up to 25% of his or her salary or 100% of his or her bonus compensation for the year. Deferred amounts were credited at the end of the calendar year to bookkeeping accounts in the name of each participant. 1st State Bank established a trust in order to hold assets with which to pay plan benefits to participants. In addition, 1st State Bancorp maintained the 1st State Bancorp Management Recognition Plan, or the MRP, pursuant to which directors and certain executive officer elected to receive awards of restricted stock. Pursuant to the DCP, certain DCP participants elected to defer awards of restricted stock, and shares representing such awards are held in the DCP trust.

Under the DCP, account balances would normally have been distributed in five substantially equal annual installments beginning during the first quarter of the calendar year following the calendar year in which the participant ceases to be a director or employee, with any subsequent distributions being made by the last day of the first quarter of each subsequent calendar year until the participant has received the entire amount of his or her account. However, pursuant to the merger agreement, the DCP and the MRP will be terminated, and all account balances will be distributed to DCP participants prior to December 31, 2005. For information concerning the number of shares held in the accounts of directors and executive officers of 1st State Bancorp, Inc. by the DCP trust, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related to Stockholder Matters.”

Cancellation of Stock Options. Directors and executive officers of 1st State Bancorp have been awarded stock options under the Option Plan. Pursuant to the merger agreement, on the effective date of the merger, each outstanding 1st State Bancorp stock option will be terminated in exchange for a cash payment by 1st State Bancorp to each holder in an amount equal to $37.15 per share minus the applicable exercise price per share for 1st State Bancorp common stock covered by such 1st State Bancorp stock option. For information on the number of stock options held by 1st State Bancorp directors and executive officers, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related to Stockholder Matters.”

Employment and Consulting Agreements with A. Christine Baker, Fairfax C. Reynolds and James C. McGill. At the effective time of the merger, Capital Bank will enter into an employment agreement with each of A. Christine Baker, and Fairfax C. Reynolds to serve, respectively, as Capital Bank Corporation’s executive vice president and chief financial officer (Baker) and as Capital Bank’s Triad Region executive (Reynolds). Capital Bank will also enter into a consulting agreement with James C. McGill.

A. Christine Baker Employment Agreement. Ms. Baker’s employment agreement provides that she will be Executive Vice President of Capital Bank and of Capital Bank Corporation. She will also continue to serve as Executive Vice President and Chief Financial Officer of 1st State Bank on an “at-will” basis pending completion of the merger of 1st State Bank with and into Capital Bank. The initial term of Ms. Baker’s employment agreement will be for one (1) year, and the term will be automatically renewed for additional one-year periods unless either party gives notice of intent not to renew.

Ms. Baker will receive an annual salary of $185,000. She will be eligible to participate in Capital Bank’s management incentive plan and may participate in other benefit plans and programs which Capital Bank may provide from time to time.

Ms. Baker’s employment may be terminated for “cause” by Capital Bank or by Ms. Baker for “good reason.” “Cause” and “good reason” are defined in the employment agreement. The employment relationship may also be terminated by either Capital Bank or Ms. Baker without cause. If Capital Bank terminates the employment relationship without cause, or if Ms. Baker terminates the relationship for good reason, Ms. Baker will be entitled to receive as severance an amount equal to her then current annual salary plus the amount of any bonus she received from Capital Bank in the prior year. Additionally, she will be entitled to participate in the same benefit plans and programs she participated in immediately prior to the termination for twelve (12) months. The cost of such participation will be at no greater cost to her than the cost she bore immediately prior to the termination.

The employment agreement contains non-solicitation and non-competition provisions. Ms. Baker will agree that, during the term of her employment and for one (1) year following the termination of her employment (unless the termination is following a change in control, in which case the non-compete period is six (6) months), she will not compete with Capital Bank or its parents, subsidiaries, or affiliates or solicit business from, or do business that is the same as, or in competition with, Capital Bank or its parents, subsidiaries, or affiliates, customers of Capital Bank or its parents, subsidiaries, or affiliates, or solicit for employment or employ employees of Capital Bank or its parents, subsidiaries, or affiliates. The non-solicitation and non-competition provisions apply to any city, metropolitan area or county in which Capital Bank or its parents, subsidiaries, or affiliates does business or is located. If Capital Bank terminates the employment relationship without cause, or Ms. Baker terminates employment for good reason, then Ms. Baker can be relieved of her non-solicitation and non-competition obligations by waiving her right to receive severance.

The employment agreement also contains a change in control provision. If a change in control, as defined in the employment agreement, occurs and Ms. Baker’s employment is terminated by Capital Bank without cause, or by her for good reason, within certain defined time periods, then, depending upon when the termination occurs, Ms. Baker will be entitled to receive severance payments ranging from 1.0 to 2.99 times the amount of her annual salary and bonus received from Capital Bank for the prior bonus year. For as long as Ms. Baker receives severance payments, she will also be entitled to continue to participate in any benefit plans and programs in which she participated immediately prior to the termination of employment.

Fairfax C. Reynolds Employment Agreement. Mr. Reynolds’ employment agreement provides that he will be Executive Vice President of Capital Bank. He will also continue to serve as Executive Vice President – Commercial and Retail Banking of 1st State Bank on an “at-will” basis pending completion of the merger of 1st State Bank with and into Capital Bank. The initial term of Mr. Reynolds’ employment agreement will be for one (1) year and the term will be automatically renewed for additional one-year periods unless either party gives notice of intent not to renew.

Mr. Reynolds will receive an annual salary of $150,000. He will be eligible to participate in Capital Bank’s management incentive plan and may participate in other benefit plans and programs which Capital Bank may provide from time to time.

Mr. Reynolds’ employment may be terminated for “cause” by Capital Bank or by Mr. Reynolds for “good reason.” “Cause” and “good reason” are defined in the employment agreement. The employment relationship may also be terminated by either Capital Bank or Mr. Reynolds without cause. If Capital Bank terminates the employment relationship without cause, or if Mr. Reynolds terminates the relationship for good reason, Mr. Reynolds will be entitled to receive as severance an amount equal to his then current annual salary plus the amount of any bonus he received from Capital Bank in the prior year. Additionally, he will be entitled to participate in the same benefit plans and programs he participated in immediately prior to the termination for twelve (12) months. The cost of such participation will be at no greater cost to him than the cost he bore immediately prior to the termination.

The employment agreement contains non-solicitation and non-competition provisions. Mr. Reynolds will agree that, during the term of his employment and for one (1) year following the termination of his employment (unless the termination is following a change in control, in which the non-compete period is six (6) months), he will not compete with Capital Bank or its parents, subsidiaries, or affiliates or solicit business from, or do business that is the same as, or in competition with, Capital Bank or its parents, subsidiaries, or affiliates, customers of Capital Bank or its parents, subsidiaries, or affiliates, or solicit for employment or employ employees of Capital Bank or its parents, subsidiaries, or affiliates. The non-solicitation and non-competition provisions apply to any city, metropolitan area or county in which Capital Bank or its parents, subsidiaries, or affiliates does business or is located. If the employment relationship is terminated by Capital Bank without cause, or by Mr. Reynolds for good reason, then Mr. Reynolds can be relieved of his non-solicitation and non-competition obligations by waiving his right to receive severance.

The employment agreement also contains a change in control provision. If a change in control, as defined in the employment agreement, occurs and Mr. Reynolds’ employment is terminated by Capital Bank without cause, or by him for good reason, within certain defined time periods, then, depending upon when the termination occurs, Mr. Reynolds will be entitled to receive severance payments ranging from 1.0 to 2.99 times the amount of his annual salary and bonus received from Capital Bank for the prior bonus year. For as long as Mr. Reynolds receives severance payments, he will also be entitled to continue to participate in any benefit plans and programs in which he participated immediately prior to the termination of employment.

James G. McGill Consulting Agreement. Mr. McGill’s consulting agreement with Capital Bank will be for a four (4) year term, commencing on the effective date of his resignation from his employment in any and all positions with 1st State Bank and 1st State Bancorp and terminating on the fourth anniversary of that resignation date.

Mr. McGill will provide advice and consultation as may be requested by Capital Bank. He will receive an annual consulting fee of $250,000 in exchange for his services and for certain other covenants contained in the consulting agreement. The consulting fee shall be paid during the four-year term of the consulting agreement regardless of whether Mr. McGill becomes unable to provide consulting services by reason of his death or disability. In addition, Capital Bank will reimburse Mr. McGill for COBRA premiums he may pay prior to the time he becomes eligible for Medicare, and will reimburse Mr. McGill for the cost of his obtaining a Medigap supplemental policy for the period of time commencing upon Mr. McGill’s eligibility for Medicare and terminating upon the expiration of the consulting agreement.

Pursuant to the terms of the consulting agreement, Mr. McGill will agree that, during the term of the consulting agreement and for one (1) year following its termination, he will not compete with Capital Bank, solicit business from, or do business that is the same as or competitive with Capital Bank’s business, with customers of Capital Bank, or solicit for employment or employ employees of Capital Bank. The non-competition and non-solicitation provisions apply to any city, metropolitan area or county in which Capital Bank does business or is located.

The consulting agreement also contains a release of all claims Mr. McGill may have or claim to have against Capital Bank, Capital Bank Corporation, 1st State Bank, 1st State Bancorp and various persons associated with those entities.

Compensation Committee Report on Executive Compensation

Overview and Philosophy

The Company’s executive compensation policies are established by the Compensation Committee of the Board of Directors (the “Committee”). The Committee is responsible for developing the Company’s executive compensation policies. The Committee’s objectives in designing and administering the specific elements of the Company’s executive compensation program are as follows:

•	To link executive compensation rewards to increases in shareholder value, as measured by favorable long-term operating results and continued strengthening of the Company’s financial condition.

•	To provide incentives for executive officers to work towards achieving successful annual results as a step in achieving the Company’s long-term operating results and strategic objectives.

•	To correlate, as closely as possible, executive officers’ receipt of compensation with the attainment of specified performance objectives.

•	To maintain a competitive mix of total executive compensation, with particular emphasis on awards related to increases in long-term shareholder value.

•	To attract and retain top performing executive officers for the long-term success of the Company.

In furtherance of these objectives, the Committee has determined that there should be three specific components of executive compensation: base salary, a cash bonus and stock benefit plans.

Base Salary. The Committee makes recommendations to the Board concerning executive compensation on the basis of surveys of salaries paid to executive officers of other bank holding companies, non-diversified banks and other financial institutions similar in size, market capitalization and other characteristics. The Committee’s objective is to provide for base salaries that are competitive with the average salary paid by the Company’s peers.

Bonus. The Company pays a discretionary bonus on an annual basis based on satisfaction of a combination of individual and Company performance objectives. Whether bonuses are paid each year and the amount of such bonuses are determined by the Committee, subject to ratification by the Board of Directors, at year end based on the Company’s ability to achieve performance goals established by the Board in each year’s Business Plan. Discretionary bonuses for achieving specific performance goals during the year are paid during the next fiscal year.

Stock Benefit Plans. In addition, the Committee believes that stock-related award plans are an important element of compensation since they provide executives with incentives linked to the performance of the Common

Stock. Accordingly, the Board of Directors adopted a stock option plan and a management recognition plan. Stockholders approved these plans at a special meeting held on June 6, 2000.

Under the stock option plan, the Company reserved for issuance a number of shares equal to 10% of the originally issued Common Stock. The Committee believes that stock options are an important element of compensation because they provide executives with incentives linked to the performance of the Common Stock. The Company awards stock options as a means of providing employees the opportunity to acquire a proprietary interest in the Company and to link their interests with those of the Company’s stockholders. Options are granted with an exercise price equal to the market value of the Common Stock on the date of grant, and thus acquire value only if the Company’s stock price increases. There are currently no options available for grant under the option plan.

Under the management recognition plan, officers and directors were granted awards of restricted Common Stock, subject to vesting and forfeiture as determined by the Committee. Under this plan, the Company reserved for issuance a number of shares equal to 4% of the originally issued Common Stock. The purpose of a management recognition plan is to reward and retain personnel of experience and ability in key positions of responsibility by providing such employees with a proprietary interest in the Company as compensation for their past contributions to the Company and the Bank and as an incentive to make further contributions in the future. There currently are no shares available for award under this plan.

Compensation of the President

Mr. McGill’s base salary is established in accordance with the terms of the employment agreement entered into between the Bank and Mr. McGill. The Committee determines the President’s compensation on the basis of several factors. In determining Mr. McGill’s base salary, the Committee reviewed compensation paid to chief executive officers of similarly situated banks and non-diversified banks and other financial institutions of similar asset size. The Committee believes that Mr. McGill’s base salary is generally competitive with the average salary paid to executives of similar rank and expertise at banking institutions which the Committee considered to be comparable and taking into account the Bank’s superior performance and complex operations relative to comparable institutions.

Mr. McGill received bonus compensation for fiscal year 2005 pursuant to the same basic factors as described above under “— Bonus.” In establishing Mr. McGill’s bonus, the Committee considered the Company’s overall performance, record of increase in shareholder value and success in meeting strategic objectives and his personal leadership and accomplishments. These factors were considered in conjunction with the Company’s financial results for fiscal 2005 in relation to the established Business Plan and achieving certain annual performance goals, including but not limited to return on assets and return on equity and satisfactory results of regulatory examinations and independent audits.

The Committee believes that the Company’s executive compensation program serves the Company and its shareholders by providing a direct link between the interests of executive officers and those of shareholders generally and by helping to attract and retain qualified executive officers who are dedicated to the long-term success of the Company.

Members of the Compensation Committee

James A. Barnwell
James G. McClure
Richard H. Shirley

Comparative Stock Performance Graph

The graph and table which follow show the cumulative total return on the Common Stock for the period from September 30, 2000 through the fiscal year ended September 30, 2005 with (1) the total cumulative return of all companies whose equity securities are traded on the Nasdaq Stock Market, and (2) the total cumulative return of banks and bank holding companies traded on the Nasdaq Stock Market. The comparison assumes $100 was invested on September 30, 2000 in the Company’s Common Stock and in each of the foregoing indices and assumes reinvestment of dividends. The stockholder returns shown on the performance graph are not necessarily indicative of the future performance of the Common Stock or of any particular index.

CUMULATIVE TOTAL STOCKHOLDER RETURN

COMPARED WITH PERFORMANCE OF SELECTED INDEXES

September 30, 2000 through September 30, 2005

	9/30/00	9/30/01	9/30/02	9/30/03	9/30/04	9/30/05
COMPANY	$100.00	$120.95	$138.24	$165.36	$168.70	$228.61
NASDAQ	100.00	40.94	32.13	49.22	52.52	59.98
NASDAQ BANKS AND BANK HOLDING COMPANIES	100.00	108.93	114.35	130.73	148.52	153.71

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners.

Persons and groups beneficially owning in excess of 5% of the Company’s Common Stock are required to file certain reports with respect to such ownership pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act). The following table sets forth information regarding the shares of Common Stock as to those persons who the Company believes were the beneficial owners of more than 5% of the Company’s outstanding shares of Common Stock as of December 1, 2005.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
1st State Bancorp, Inc. Employee Stock Ownership Plan (“ESOP”) 445 S. Main Street Burlington, North Carolina 27215	295,567 (3)	10.2%

1st State Bank Deferred Compensation Plan (“DCP”) 445 S. Main Street Burlington, North Carolina 27215	349,072 (4)	12.0

Maurice J. Koury P.O. Drawer 850 Burlington, North Carolina 27216	228,013 (5)	7.9

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if the reporting person has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from the Record Date. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares.

(2)	Based on a total of 2,898,637 shares of Common Stock outstanding as of December 16, 2005.

(3)	These shares are currently held in a suspense account for future allocation and distribution among participants as the loan used to purchase the shares is repaid. At December 16, 2005, 169,789 shares had been allocated or committed to be allocated. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. The shares held by the DCP trust are voted in the same proportion as the ESOP trustees vote the shares held in the ESOP trust.

(4)	The shares held by the DCP trust are held for the benefit of directors and executive officers of the Company in the following amounts: Mr. Bean 13,322; Mr. McGill 118,816; Mr. Stadler 18,381; Mr. Barnwell 14,263; Mr. McClure 13,464; Mr. Quakenbush 18,526; Mr. Keziah 19,543; Mr. Shirley 14,263; Ms. Baker 53,279; Mr. Reynolds 61,331; and Mr. Gavigan 3,884. Such individuals do not have voting or investment power over such shares.

(5)	Based on a Schedule 13G filed by Mr. Koury on January 27, 2005. This total does not include 17,500 shares held by the Maurice J. Koury Foundation, Inc. (“Koury Foundation); 38,500 shares held by the Carolina Hosiery Mills, Inc. (“Carolina Hoisery); and 11,500 shares held by the Carolina Hosiery Mills, Inc. Employee Profit Sharing Trust (“Trust”). Mr. Koury is (a) one of four directors and president of the Koury Foundation; (b) a director, president and 23.6% shareholder of Carolina Hosiery; and (c) a trustee of the Trust. In all such cases, Mr. Koury may have input into decisions concerning the voting power over the shares held by the Koury Foundation, Carolina Hosiery and the Trust in certain limited circumstances.

(b)	Security Ownership of Management.

The following table sets forth information regarding the shares of Common Stock beneficially owned by each of the Company’s directors, the executive officers of the Company named in the Summary Compensation Table set for under “Item 11 – Executive Compensation,” and by all of the Company’s directors and executive officers as a group.

Names of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)	Percent of Class (2)
Directors:
Bernie C. Bean	31,675 (3)(5)	1.09%
James C. McGill	171,569 (3)(4)	5.76
Virgil L. Stadler	71,315 (3)(5)	2.45
James A. Barnwell, Jr.	61,675 (3)(4)	2.12
James G. McClure	48,903 (3)(5)	1.68
T. Scott Quakenbush	72,986 (3)(5)	2.50
Richard C. Keziah	66,179 (3)(4)	2.27
Richard H. Shirley	47,219 (3)(5)	1.62
Ernest A. Koury, Jr.	1,000 (3)(5)	0.03

Executive Officers:
A. Christine Baker	100,064 (3)	3.40
Fairfax C. Reynolds	88,331 (3)	3.00
Frank Gavigan	35,262 (3)	1.21

All directors and executive officers of the Company as a group (12 persons)	796,178	24.96

(1)	In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Common Stock if he or she has or shares voting or investment power with respect to such Common Stock or has a right to acquire beneficial ownership at any time within 60 days from December 1, 2005. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. The listed amounts include 15,816, 79,078, 15,816, 15,816, 15,816, 15,816, 15,816, 15,816, 0, 45,000, 45,000, and 11,250, shares that Directors Bean, McGill, Stadler, Barnwell, McClure, Quakenbush, Keziah, Shirley and Koury, Executive Officers Baker, Reynolds and Gavigan, and all directors and executive officers of the Company as a group, respectively, have the right to acquire upon the exercise of options exercisable within 60 days from December 16, 2005.

(2)	Based on a total of 2,898,637 shares of Common Stock outstanding as of December 16, 2005.

(3)	Does not include the shares held by the DCP for the benefit of directors and executive officers of the Company in the following amounts: Mr. Bean 13,322; Mr. McGill 118,816; Mr. Stadler 18,381; Mr. Barnwell 14,263; Mr. McClure 13,464; Mr. Quakenbush 18,526; Mr. Keziah 19,543; Mr. Shirley 14,263; Ms. Baker 53,279; Mr. Reynolds 61,331; and Mr. Gavigan 3,884. Such individuals do not have voting or investment power over such shares.

(4)	The listed amounts do not include shares with respect to which Directors Barnwell, Keziah and McGill share voting power by virtue of their positions as directors of 1st State Bank Foundation, Inc. (the “Foundation”), which holds 117,585 shares of Common Stock. The shares held by the Foundation are voted in the same ratio as all other shares of Common Stock are voted on any given proposal submitted to stockholders.

(5)	The listed amounts do not include shares with respect to which Directors Shirley, McClure and Stadler have voting power by virtue of their positions as trustees of the trust holding 349,072 shares under the DCP nor the shares with respect to which Directors Quakenbush, Bean and Koury have voting power by virtue of their positions as trustees of the trust holding 295,567 shares under the ESOP. Shares held by the ESOP trust and allocated to the accounts of participants are voted in accordance with the participants’ instructions, and unallocated shares are voted in the same ratio as ESOP participants direct the voting of allocated shares or, in the absence of such direction, in the ESOP trustees’ best judgment. The shares held by the DCP trust are voted in the same proportion as the ESOP trustees vote the shares held in the ESOP trust.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of September 30, 2005.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants & rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	308,812	$14.71	—
Equity compensation plans not approved by security holders	—	—	—
Total	308,812	$14.71	—

Item 13.	Certain Relationships and Related Transactions

The Bank offers loans to its directors and executive officers. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Under current law, the Bank’s loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Furthermore, all loans to such persons must be approved in advance by a disinterested majority of the Company’s Board of Directors. At September 30, 2005, loans to directors and executive officers and their affiliates totaled $25.4 million, or 38.4% of the Company’s stockholders’ equity, at that date.

Item 14.	Principal Accountant Fees and Services

Fees billed or to be billed by the Company’s independent auditor for the years ended September 30, 2005 and 2004 were $80,500 and $152,400, respectively. Unless otherwise indicated, fees for the fiscal year ended September 30, 2005 were billed by McGladrey and Pullen, LLP, and fees for the fiscal year ended September 30, 2004 were billed by KPMG LLP. Such fees were comprised of the following:

Audit Fees

The aggregate fees for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $74,500 and $127,500 for the fiscal years ended September 30, 2005 and 2004, respectively.

Audit-Related Fees

The aggregate fees for audit-related services were $7,500 for the fiscal year ended September 30, 2004. These fees related to the FHLB agreed-upon procedures engagement. There were no audit related fees for the fiscal year ended September 30, 2005.

Tax Fees

The aggregate fees for tax services for the fiscal years ended September 30, 2005 and 2004 were $6,000 and $17,400, respectively. For the fiscal year ended September 30, 2005 and 2004, these fees were for tax compliance services.

All Other Fees

The aggregate fees for all other services, exclusive of the fees disclosed above, billed for each of the fiscal years ended September 30, 2005 and 2004, were $23,579 and $0, respectively. During the year ended September 30, 2005, the Company paid $22,004 to KPMG LLP and paid $1,575 to McGladrey & Pullen, LLP for the services rendered in reviewing the S-4 Registration Statement filed by Capital bank Corporation which included the Company’s annual report for the year ended September 30, 2005 and the Company’s June 30, 2005 Form 10Q.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of this Report

(1) Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 of this Annual Report:

Independent Auditors’ Report

Consolidated Balance Sheets as of September 30, 2005 and 2004

Consolidated Statements of Income for the Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended September 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended September 30, 2005, 2004 and 2003

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

(b) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
2	Merger Agreement, dated June 29, 2005, by and between the Company and Capital Bank Corporation (Incorporated herein by reference to the Company’s Current Report on Form 8-K for the event on June 29, 2005.)

3.1	Articles of Incorporation of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-68091))

3.2	Bylaws of 1st State Bancorp, Inc. (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000)

4	Form of Common Stock Certificate of 1st State Bancorp, Inc. (Incorporated herein by reference from Exhibit 4 to the Company’s Registration Statement on Form 8-A)

10.1	1st State Bancorp, Inc. 2000 Stock Option and Incentive Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) †

10.2	1st State Bancorp, Inc. Management Recognition Plan (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2000) †

10.3	Employment Agreements by and between 1st State Bank and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-68091)) †

10.4	Form of Guaranty Agreement by and between 1st State Bancorp, Inc. and James C. McGill, A. Christine Baker and Fairfax C. Reynolds (Incorporated herein by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-68091)) †

10.5	1st State Bank Deferred Compensation Plan (Incorporated herein by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-68091)) †

14	Code of Ethics for Directors, Officers and Employees (Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2003)

21	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of KPMG LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

†	Management contract or compensation plan or arrangement.

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

1st STATE BANCORP, INC.

December 27, 2005	By:	/s/ James C. McGill
James C. McGill
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James C. McGill James C. McGill President, Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2005

/s/ A. Christine Baker A. Christine Baker Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	December 27, 2005

/s/ James A. Barnwell, Jr. James A. Barnwell, Jr. Chairman of the Board	December 27, 2005

/s/ Richard C. Keziah Richard C. Keziah Director	December 27, 2005

/s/ Bernie C. Bean Bernie C. Bean Director	December 27, 2005

/s/ Ernest A. Koury, Jr. Ernest A. Koury, Jr. Director	December 27, 2005

/s/ James G. McClure James G. McClure Director	December 27, 2005

/s/ T. Scott Quakenbush T. Scott Quakenbush Director	December 27, 2005

/s/ Richard H. Shirley Richard H. Shirley Director	December 27, 2005

/s/ Virgil L. Stadler Virgil L. Stadler Director	December 27, 2005